Form 10QSB
period 1997-09-30
HEARTLAND BANCSHARES INC /IN/
filed 1997-11-14
CIK 1042905

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transaction period from              to               .

                        Commission file number: 333-32245
                           (No 1934 Act File Number)

                           Heartland Bancshares, Inc.
        (Exact name of small business issuer as specified in its charter)

                      Indiana                         35-2017085
         (State or other jurisdiction of      (I.R.S. Employer Identification
          incorporation or organization)               Number)

         420 North Morton Street, P.O. Box 469, Franklin, Indiana 46131
                    (Address of principal executive offices)


                                 (317) 738-3915
                         (Registrant's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                     No         X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of October 25, 1997, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock with $10.00 par value were issued and outstanding.

Transitional Small Business Disclosure Format          Yes        No X

                           HEARTLAND BANCSHARES, INC.
                                  FORM 10-QSB


                                      INDEX






                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

     BALANCE SHEET

     STATEMENT OF OPERATIONS

     STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

     STATEMENT OF CASH FLOWS

     NOTES TO FINANCIAL STATEMENTS

PLAN OF OPERATION

PART II - OTHER INFORMATION

SIGNATURES

EXHIBITS

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                September 30, 1997
                             (Dollars in Thousands)
                                   (Unaudited)



ASSETS
Cash                                                    $   2
Premises and equipment                                    564
Organization costs                                         53
Deferred offering costs                                   107
Other assets                                                6
                                                        -----

                                                        $ 732


LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
     Accounts payable                                   $ 126
     Related party notes payable (Note 2)                 193
     Interest payable                                      10
     Short-term debt (Note 3)                             476
                                                        -----
         Total liabilities                                805

Shareholders' deficit
     Common stock - no par value; 10,000,000 shares
      authorized; one share issued and outstanding         --
     Deficit accumulated during the development stage     (73)
         Total shareholders' deficit                      (73)

                                                        $ 732

                                                         ====

See accompanying notes to financial statements.

                           HEARTLAND BANCSHARES, INC.
                                  FORM 10-QSB

                            STATEMENT OF OPERATIONS
                        For the period from May 27, 1997
                             (date of inception) to
                   September 30, 1997 (Dollars in Thousands)
                                   (Unaudited)




                                                            Since Inception
                                Three Months Ended          May 27 through
                                September 30, 1997        September 30, 1997
                                ------------------        ------------------
Operating expenses
     Interest expense                 $ 10                     $ 10
     Salaries and employee benefits     32                       38
     Lease expense                      10                       10
     Other                              13                       15
                                      ----                     ----
         Total operating expenses       65                       73


Loss before income taxes               (65)                     (73)

Provision for income taxes (Note 4)    --                        --
                                      ----                     ----


Net loss                              $(65)                   $(73)
                                      ====                     ====


See accompanying notes to financial statements.

                           HEARTLAND BANCSHARES, INC.
                                  FORM 10-QSB

                 STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                     For the period from May 27, 1997 (date
                         of inception) to September 30,
                           1997 (Dollars in Thousands)
                                   (Unaudited)



                                                         Deficit
                                                       Accumulated
                                                        During the
                                         Common        Development
                                          Stock          Stage          Total

Balance at inception (May 27, 1997)   $     --         $    --        $      --
Issuance of common stock                    --              --               --
Net loss                                    --             (73)             (73)
                                        ------           ------             ----

Balance at September 30, 1997         $     --         $   (73)       $     (73)
                                        ======           ======             ====


See accompanying notes to financial statements.

                            HEARTLAND BANCSHARES, INC.
                                  FORM 10-QSB

                            STATEMENT OF CASH FLOWS
                        For the period from May 27, 1997
                             (date of inception) to
                   September 30, 1997 (Dollars in Thousands)
                                   (Unaudited)





                                                              Since Inception
                                         Three Months Ended    May 27 through
                                         September 30, 1997  September 30, 1997
                                         ------------------  ------------------

Cash flows from operating activities
     Net loss                                      $ (65)            $ (73)
     Adjustments to reconcile net loss to
       net cash from operating activities
         Increase in other assets                     (6)               (6)
         Increase in accounts payable                 44               126
         Increase in interest payable                 10                10
                                                   -----              -----
              Net cash from operating activities     (17)               57

Cash flows from investing activities
     Purchase of fixed assets                       (551)             (564)
     Organizational costs                             (7)              (53)
                                                   -----              -----
         Net cash from investing activities         (558)             (617)

Cash flows from financing activities
     Proceeds from related party notes payable       168               193
     Proceeds from Short-term debt                   476               476
     Deferred offering costs                         (77)             (107)
     Sale of common stock                           --                  --
                                                   -----             -----
         Net cash from financing activities          567               562
                                                   -----             -----

Net increase/(decrease) in cash                       (8)                2

Cash at beginning of period                           10                --
                                                   -----             -----


Cash at end of period                              $   2             $   2
                                                   =====             =====


See accompanying notes to financial statements.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Heartland Bancshares, Inc. (the "Company") was incorporated on May 27, 1997 to form a new bank, Heartland Community Bank (the "Bank") to be located in Franklin, Indiana. As of October 2, 1997 the Company has raised approximately $11,700,000 in equity capital through the sale of 1,265,000 shares of the Company's common stock at $10 per share, net of underwriting discounts and offering costs. Proceeds from the offering have been used to capitalize the Bank and provide working capital.

Nature of Business: The Bank intends to generate commercial, mortgage and installment loans and receive deposits from customers located in Johnson and contiguous counties in Indiana.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement disclosures provided. These estimates and assumptions may change in the future and future results could differ.

Organization Costs: Organization costs represent incorporation and legal costs and other costs relating to the establishment of the Company and the Bank. These costs will be amortized over a 60-month period after the commencement of operations.

Deferred Offering Costs: Deferred offering costs include legal, consulting and accounting costs incurred in connection with the registration of the Company's common stock. Those costs will be charged against the stock proceeds.

Office Equipment: Office equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed and major improvements are capitalized.


NOTE 2 - NOTES PAYABLE TO RELATED PARTIES

Demand notes payable in the amount of $193,000 are outstanding to certain directors and officers of the Company and bear interest at prime rate variable (which was 8.5% at September 30, 1997). As of October 6, 1997 the Company has repaid the loans from the proceeds of the common stock offering.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


NOTE 3 - SHORT-TERM DEBT

At September 30, 1997, the Company had outstanding a note payable in the amount of $475,500, secured by a mortgage on the building and land included in the net amount of fixed assets. The note bears interest at the rate of prime plus one half of one percent (which was 9.0% at September 30, 1997). The balance of the note including accrued interest was repaid as of October 6, 1997.

NOTE 4 - INCOME TAXES

At September 30, 1997, the Company had a net loss of $73,000. At the conclusion of its tax year, the Company may have an operating loss carryforward which could be utilized over a 15 year period. No deferred tax asset is recorded, as a valuation allowance reduces the gross deferred tax asset of $30,000 to zero.


NOTE 5 - STOCK OPTIONS AND AUTHORIZED SHARES

On July 25, 1997, the Company's Board of Directors adopted two stock option plans: an employee plan and a non-employee director plan. Under the terms of the plans, options for up to 115,000 shares of the Company's common stock may be granted to key management employees and directors of the Company and its subsidiaries. The exercise price of the options will be determined at the time of grant by an administrative committee to be appointed by the Board of Directors and in any event, will not be less than fair market value of the shares of Common Stock at the time the option is granted.

Regarding the employee plan, options are immediately exercisable with respect to 20 percent of the shares covered by the option and will vest with respect to an additional 20 percent of the shares on each of the following four anniversaries of the date of grant, assuming continued employment of the optionee. The options will expire after 10 years. A maximum of 75,000 shares of common stock (subject to anti-dilution adjustments) may be issued under the Plan.

Regarding the Nonemployee Director Plan, options granted are immediately exercisable for 1,000 shares of Common Stock per nonemployee director. On the date of each successive annual meeting of the Company, options will become exercisable (assuming continued service on the Board of Directors) for an additional 1,000 shares of Common Stock per nonemployee director, until all options are exercisable in full. In the event of a "change in control" of the Company, as defined in the Nonemployee Director Plan, options then outstanding shall become immediately exercisable in full, immediately prior to such change in control.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


NOTE 5 - STOCK OPTIONS AND AUTHORIZED SHARES (Continued)

The unexercised portion of each option automatically expires, and is no longer exercisable, on the earliest to occur of the following: (i) ten years after the option is granted, (ii) three months after the person who was granted the option ceases to be a Nonemployee Director, other than due to permanent disability, death, or for cause, (iii) one year following the death or permanent disability of the Nonemployee Director, and (iv) termination of the Nonemployee Director's service as such, for cause. On September 25, 1997, an option for 4,000 shares was granted to each non-employee Director of the Company then serving on the Board. The options have an exercise price of $10.00 per share and expire on September 24, 2007. A maximum of 40,000 shares of common stock (subject to anti-dilution adjustments) may be issued under the plan.

Also on July 25, 1997, the Board of Directors amended the articles of incorporation to increase authorized shares of common stock to 10,000,000 and to authorize 2,000,000 shares of no par preferred stock.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                PLAN OF OPERATION


INTRODUCTION

The following discussion focuses on the plan of operation, the financial condition of Heartland Bancshares, Inc. (Heartland) at September 30, 1997 and the results of operations for the three months ended September 30, 1997 and the period since inception ended September 30, 1997. Heartland was incorporated May 27, 1997 and therefore no information is available for the same period in 1996. Heartland is a company in the development stage and was formed with the specific intent to form a wholly owned subsidiary state chartered bank (Heartland
Community Bank or Bank). Heartland has received approval from the Federal Reserve Bank of Chicago to be a bank holding company. As of September 25, 1997, approval to form the Bank was received from the Indiana Department of Financial Institutions along with approval for deposit insurance from the Federal Deposit Insurance Corporation. Operations of the Bank are expected to begin in the fourth quarter of 1997. At September 30, 1997, the Bank was not yet in existence and therefore no related financial information for the Bank is included with this filing.

This discussion should be read in conjunction with the interim financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

PLAN OF OPERATION

As of October 2, 1997, Heartland raised approximately $11,700,000 in equity capital through the sale of 1,265,000 shares of the Company's common stock at $10 per share, net of underwriting discounts and offering costs. Proceeds from the offering have been used to capitalize the Bank and provide working capital. Heartland's only activity beyond holding stock of the Bank will be investment in securities using working capital provided by the issuance of shares of common stock.


Heartland's plan of operation is centralized around the formation of the Bank. The primary operation of the Bank will be to accept deposits and make loans. The operating results of Heartland will be affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. Heartland's cost of funds will be influenced by interest rates on competing investments and general market rates of interest. Lending activities will be influenced by consumer and commercial demand, which in turn will be affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

FINANCIAL CONDITION

Since inception, on May 27, 1997, Heartland has experienced growth as expected through the development period. Total assets at September 30, 1997 are $732,000, an increase of $633,000 or 639.39% from the June 30, 1997 total assets of $99,000. Heartland has been in the development stage since inception and continues to accumulate assets in association with the start-up period.

Fixed assets increased from $13,000 at June 30, 1997 to $564,000 at September 30, 1997, net of accumulated depreciation, an increase of $551,000 or 4,238.46%. The most significant acquisition during the period was $525,000 for the building and land in Franklin, Indiana, which when renovation is completed, will house the main office and banking facilities for Heartland and the proposed wholly owned subsidiary Bank. The remaining increase in total assets is attributable to the accumulation of organization costs related to the organization of Bank and deferred offering costs related to the organization of Heartland and the initial public offering of shares of Heartland common stock.

Related party notes payable increased from $25,000 at June 30, 1997 to $193,000 at September 30, 1997, an increase of $168,000 or 672.00%. The proceeds from these notes payable were used to fund the down payment on the building and land, organization costs and offering costs described in the previous paragraph. The related party notes payable bear interest at prime rate variable (8.5% at September 30, 1997).

Heartland entered into a note payable agreement with a local financial institution to finance the purchase of the building and land. The debt bears interest at the rate of national prime plus one half of one percent (9.0% at September 30, 1997), is secured by a mortgage on the building and land and was repaid as of October 6, 1997 using proceeds from the sale of shares of common stock.

RESULTS OF OPERATIONS

Heartland's operating results during the three months ended September 30, 1997 and the period since inception May 27, 1997 through September 30, 1997 are limited to various expenses related to the development stage. Heartland incurred a net loss of $65,000 for the three months and $73,000 for the period since inception, ended September 30, 1997.

Interest expense of $10,000 was incurred during the three months ended September 30, 1997. Interest expense during the period from inception through September 30, 1997 was materially the same. Interest expense is related to the related party notes payable and the note payable previously described.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                PLAN OF OPERATION



Salaries and benefits expense was $32,000 for the three months and $38,000 for the period since inception through September 30, 1997. Salaries and benefits have been paid to employees during the development stage for services performed.

Lease expense of $10,000 was incurred during the three month period ended September 30, 1997 related to the long-term lease of the Greenwood, Indiana branch banking facility. Heartland has entered into a lease agreement with a non-related party for a facility located on Highway 135 in Greenwood, Indiana to be constructed in the fall of 1997 and used by Heartland's proposed subsidiary Bank.

The remaining expenses of $13,000 during the three months and $15,000 during the period since inception ended September 30, 1997, relate to various other items such as postage, utilities, advertising, depreciation and supplies.

CAPITAL RESOURCES

Shareholders' equity totaled $(73,000) at September 30, 1997, compared to $(8,000) at June 30, 1997. The change is entirely attributable to the net loss of $65,000 for the three months ended September 30, 1997. As of September 30, 1997, one share of common stock was issued and outstanding with a no par value and a stated value of $10. There is no additional paid in capital as of September 30, 1997.

LIQUIDITY

Liquidity management during the development stages focuses on the ability to provide funds available to meet the requirements for various start-up costs. The primary source of liquidity for Heartland is the ability to make draws on the related party notes payable. The notes are payable on demand, but repayment was not made until proceeds from the sale of shares of common stock were available in October, 1997. Future liquidity needs are expected to be provided through cash and investment securities to be held after the sale of shares of common stock as well as proceeds from deposits accepted by the Bank. Heartland plans to manage liquidity in the future through the use of deposits with other financial institutions, Federal Funds and investment securities.

                                                    HEARTLAND BANCSHARES, INC.
                                                            FORM 10-QSB
                                                              PART II


                Item 1 - Legal Proceedings:

                         There are no matters required to be reported under this item.

                Item 2 - Changes in Securities and Use of Proceeds:

                         There are no matters required to be reported under this item.

                Item 3 - Defaults Upon Senior  Securities:
                         There are no matters required to be reported under this item.

                Item4 -  Submission  of Matters to a Vote of  Security  Holders:
                         There are no matters required to be reported under this item.

                Item 5 - Other Information:
                         There are no matters required to be reported under this item.

                Item 6 - Exhibits and Reports on Form 8-K:

                    (a)      Exhibit 1:  Underwriting Agreement

                             Exhibit 27:  Financial Data Schedule

                             Exhibit 99: The following documents filed as exhibits to the Company's
                                          Registration Statement on Form SB-2
                                          (File No. 333-32245), dated July 28,
                                          1997, as amended, are incorporated by
                                          reference:

                                            3.1  Amended and Restated Articles
                                                 of Incorporationn of Heartland
                                                 Bancshares, Inc.

                                            3.2  Amended and Restated Bylaws of
                                                 Heartland Bancshares, Inc.

                                           10.1  1997 Stock Option Plan

                                           10.2  1997 Stock Option Plan for
                                                 Nonemployee Directors

                                           10.3  Form of Organization Agreement
                                                 Under Which Debt was Incurred
                                                 in Connection with Organization
                                                 of Company and Bank

                                           10.4  Purchase Agreement and Note
                                                 (Franklin, Indiana property)

                                           10.5  Lease (Greenwood, Indiana
                                                 property)


                    (b) There are no matters required to be reported under this item.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HEARTLAND BANCSHARES, INC.
                                                   (Registrant)




Date:                                                /s/ Steve Bechman
     -------------------------------                ----------------------------
                                                     Steve Bechman
                                                     President and Chief
                                                     Executive Officer








Date:                                                /s/ Jeffery D. Joyce
     -------------------------------                ----------------------------
                                                     Jeffery D. Joyce
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     and Accounting Officer)