Form 10KSB40
period 1997-12-31
HEARTLAND BANCSHARES INC /IN/
filed 1998-03-31
CIK 1042905

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                    FORM 10-KSB
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                                      OR

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________

Commission File Number: 333-32245

                       HEARTLAND BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

       Indiana                                                 35-2017085
(State or Other Jurisdiction                            (IRS Employer Id. No.)
of Incorporation or Organization)

 420 North Morton Street
 Franklin, Indiana                                                 46131
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (317) 738-3915

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this FORM 10-KSB or any amendment to this FORM 10-KSB. [X]
                  ---
Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of March 23, 1998 of $11.25 per share $13,200,728

Shares of common stock outstanding as of March 23, 1998:           1,265,000

DOCUMENT INCORPORATED BY REFERENCE:  None

                          FORM 10-KSB TABLE OF CONTENTS

PART I                                                              Page

Item  1.  Business                                                     3
Item  2.  Properties                                                  10
Item  3.  Legal Proceedings                                           10
Item  4.  Submission of Matters to a Vote of Security Holders         11

PART II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                 11
Item  6.  Selected Financial Data                                     12
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations for the Period
           May 27, 1997 (since inception) to December 31, 1997        12
Item  8.  Financial Statements and Supplementary Data                 14
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        14

PART III

Item 10.  Directors and Executive Officers of the Company             14
Item 11.  Executive Compensation                                      15
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                              17
Item 13.  Certain Relationships and Related Transactions              19

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                 19
Signatures                                                            20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Heartland Bancshares, Inc. (the "Company") is a one-bank holding company incorporated May 27, 1997. The Company raised approximately $11,731,000 in equity capital through the sale of 1,265,000 shares of the Company's common stock at $10 per share, net of underwriting discounts and offering costs. Proceeds were used to capitalize Heartland Community Bank ("Heartland"), the Company's primary asset, a wholly-owned banking subsidiary, an Indiana-chartered commercial bank. Heartland received regulatory approval to open in the fall of 1997 and commenced banking operation December 17, 1997.

At December 31, 1997, the Company had approximately $14.5 million of assets, deposits of approximately $2.1 million and stockholders' equity of approximately $11.5 million. The Company's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its offices located in Franklin and Greenwood, Indiana. As of December 31, 1997, Heartland had 18 full time equivalent employees. The Company has no full time employees. The Company is subject to regulation by the Federal Reserve Board.

Heartland's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (FDIC). Heartland is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC.

The business of Heartland consists primarily of attracting deposits from the general public, originating commercial, residential real estate, and consumer loans and purchasing certain investment securities. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. Heartland offers small commercial loans to area businesses in addition to new home construction loans and business lines of credit. Heartland also invests in various US Treasury, federal agency, state, municipal and other investment securities permitted by applicable laws and regulations. The principal sources of funds for Heartland's lending activities include deposits received from the general public, amortization and repayment of loans, and maturity of investment securities.

Heartland's primary sources of income are interest on loans, and investment Securities. Its principal expenses are interest paid on deposit accounts and borrowings, salaries and employee benefits, premises and equipment expenses and other overhead expenses incurred in operation.

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables depict for the period since inception ended December 31, 1997, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


                                                                                      Average/       Yield/
                                                                                       Balance        Rate
                                                                                        (Dollars in 000's)
Assets
   Cash & due from banks                                                          $        135
   Federal funds sold                                                                      729       5.42%
   Taxable securities                                                                    1,635       6.21
   Loans                                                                                   230       8.95
   Other assets                                                                            445
                                                                                  ------------
Total assets                                                                      $      3,174
                                                                                  ============

Liabilities   Non-Interest-bearing Demand deposits                                $         12
   Interest-bearing demand
    And Savings deposits                                                                    20       3.77%
   Time deposits                                                                            22       6.00
   Short-term borrowings                                                                   128       8.29
   Other liabilities                                                                        96
                                                                                  ------------
Total liabilities                                                                          278
   Stockholders' equity                                                                  2,896
Total liabilities and stockholders'
 Equity                                                                           $      3,174
                                                                                  ============

Average yield on interest-earning assets                                                6.23%
Average rate paid on interest-bearing liabilities                                       7.47
Net interest spread                                                                    (1.24)
Net interest margin (net interest earnings divided
 by total interest-earning assets)                                                      5.74
Return on average assets                                                               (7.56)
Return on average equity                                                               (8.29)



LENDING ACTIVITIES

Heartland's loans, before adjusting for the allowance for loan losses, totaled $3,958,000 at December 31, 1997.

The following table sets forth information concerning the composition of Heartland's loan portfolio in dollar amounts and percentages.

                                                                                            Percent of
                                                                    Amount                     Total
                                                                    ------                     -----
TYPE OF LOAN                                                               (Dollars in 000's)
Commercial                                                       $     3,096                      79.14%
Residential mortgages (1-4 family homes)                                 189                       4.83
Consumer                                                                 673                      17.20
                                                                 -----------                  ---------
Gross loans                                                            3,958                     101.17
Allowance for loan losses                                                (46)                     (1.17)
                                                                 -----------                  ----------
Loans, net                                                       $     3,912                     100.00%
                                                                 ===========                  =========

The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans maturing in Heartland's loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter than contractual maturities. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below.

                                                                              Remaining Maturities
                                                                   One Year        Over one to        Over five
                                                  Amount            or less        five years           years
                                                  ------            -------        ----------           -----
TYPE OF LOAN                                                               (Dollars in 000's)
Commercial                                      $     3,096      $     2,059      $       113      $       924
Residential mortgages
 (1-4 family homes)                                     189                -                -              189
Consumer                                                673              358              256               59
                                                -----------      -----------      -----------       ----------
Total                                           $     3,958      $     2,417      $       369       $    1,172
                                                ===========      ===========      ===========       ==========


ORIGINATION, PURCHASE AND SALE OF LOANS. Interest rates charged by Heartland on its loans are affected primarily by loan demand and the supply of funds available for lending. These factors are in turn affected by general economic conditions and monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, legislative tax policies and governmental budgetary matters.

Loan originations are derived from a number of sources, primarily from walk-in customers. All property securing real estate loans made by Heartland is appraised in accordance with applicable regulations of the FDIC and includes an actual inspection of such property by designated fee appraisers.

Heartland has negotiated with a third party mortgage company an agreement whereby Heartland would receive a fee for originating fixed rate 1-4 family residential real estate mortgages. Underwriting and servicing would be the responsibility of the third party mortgage company. Heartland may from time to time originate a loan with the intention of participating a portion of the loan to another commercial bank in the area.

Lending limits are reviewed and changed from time to time to reflect current market conditions. Fire and casualty insurance is required on all mortgage loans as well as abstracts of title or title insurance.

COMMERCIAL LENDING. Commercial loans include loans secured by commercial real estate or deposits, construction loans and loans for business purchases, operations, inventory and lines of credit. At December 31, 1997, commercial loans totaled $3,096,000, or 79.14% of Heartland's loan portfolio. The primary reason for the high percentage of the portfolio is the short amount of time in operation for Heartland.

RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans are predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, Heartland currently originates adjustable rate first mortgage loans ("ARMs") and second mortgage loans also with adjustable rates. At December 31, 1997, Heartland's residential mortgage loans totaled approximately $189,000 or 4.83% of Heartland's total loans.

Heartland offers residential construction mortgage loans with maturities of twelve months or less at interest rates which vary with current market rates. The application process includes the same items which are required for other residential mortgage loans and include a submission of accurate plans, specifications and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Appraisal reports are completed by designated fee appraisers, and loans are based on the current appraised value. Loans of up to 80% of such amount may be offered for a maximum period of twelve months for the construction of the properties securing the loans. Extensions are permitted, when circumstances warrant, if construction has continued satisfactorily and the loan is current.

CONSUMER LENDING. Heartland makes various types of consumer loans including loans to depositors secured by pledges of their deposit accounts, new and used automobile loans, and secured and unsecured personal loans.

A loan officer's approval is required for loans up to certain amounts, and either the officer loan committee or the Board loan committee (including at least two outside directors) must approve all other loans. The officer loan committee is comprised of at least three loan officers and the Board loan committee consists of at least two loan officers and at least two outside directors. Heartland has established policies regarding financial statement requirements, credit verifications procedures and other matters intended to minimize underwriting risk. The most recent loan approval limits were adopted by the Board of Directors in the fall of 1997.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming assets consist of nonaccrual loans, restructured loans, past-due loans, real estate owned (acquired in foreclosure), and other repossessed assets. Nonaccrual loans are loans on which interest recognition has been suspended because they are 90 days past due as to interest or principal or because there is a question about Heartland's ability to collect all principal and interest. Restructured loans are loans where the terms have been modified to provide a reduction or deferral of interest or principal because of deterioration in the borrower's financial position. Past-due loans are accruing loans that are contractually past due 90 days or more as to interest or principal payments, and the amount of the loan is no greater than 80% of the fair market value of the collateral securing the loan or Heartland has a reasonable expectation of collecting all past-due interest and principal. There were no nonperforming assets at December 31, 1997 or during the period since inception ended December 31, 1997.

Due to risks inherent in lending, management estimates that a certain amount of loan balances outstanding at December 31, 1997 may not be fully collected. Although Heartland's management emphasizes the early detection and charge-off of loan losses, it is inevitable that at any time certain losses exist in the portfolio which have not been specifically identified. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. The determination of the adequacy of the allowance for loan loss is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding and the surrounding economic conditions.

At December 31, 1997, the balance of the loan loss reserve was $46,000. Provision charged to earnings in the period from May 27, 1997 (date of inception) to December 31, 1997 was $46,000. The entire balance of the reserve is available to all loans.

INVESTMENT ACTIVITIES

The following table sets forth the carrying value of the Company's investment portfolio as of December 31, 1997:


                                                                          Gross           Gross        Estimated
                                                         Amortized     Unrealized      Unrealized       Market
                                                           Cost           Gains          Losses          Value
                                                          ------         -------         ------          -----
                                                                        (Dollars in 000's)
U.S. Government and its agencies                       $     7,949     $        18    $        (5)   $     7,962
Obligations of states and political
  subdivisions                                                  50               -              -             50
                                                       -----------     -----------    -----------    -----------

Total                                                  $    7,999      $        18    $       (5)    $     8,012
                                                       ==========       ==========     =========      ==========



The following table sets forth the maturities of investment securities at December 31, 1997 and the weighted-average yield (on a tax equivalent basis) on such securities.

                                                                                    Estimated         Weighted
                                                                   Amortized          Market           Average
                                                                     Cost             Value             Yield
                                                                     ----             -----             -----
                                                                               (Dollars in 000's)
Due in one year or less                                          $          -     $           -             -%
Due after one year through five years                                   7,999             8,012          6.15
Due after five years through ten years                                      -                 -             -
Due after ten years                                                         -                 -             -
                                                                 ------------     -------------     ---------
Total                                                            $      7,999     $       8,012          6.15%
                                                                 ============     =============     =========

1. Computation of yields is performed using amortized cost.

SOURCES OF FUNDS

Deposits are the primary source of Heartland's funds for use in lending and for other general business purposes. Proceeds from issuance of common stock in 1997 have also been used as a source of funding for current loan growth. However, additional issuance of common stock is not in the short-term plans for Heartland.

DEPOSIT ACTIVITIES. Heartland offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. Heartland also obtains deposits on a bid basis from customers or potential customers wishing to deposit amounts of at least $100,000.

All certificates of deposit outstanding at December 31, 1997 are due in 1998. Heartland had three certificates of deposit with balances of $100,000 or more totaling $300,000 at December 31, 1997.

Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited quarterly. Interest earned on money market demand deposit accounts is compounded and credited monthly. The interest rates on these accounts are reviewed by management of Heartland daily and adjusted as frequently as deemed necessary based on market conditions and other factors.

Borrowings. Heartland borrows federal funds from other commercial banks from time to time to provide for cash flow requirements. These borrowings mature daily and are secured by certain investment securities in Heartland's portfolio. The interest rates on such borrowings may be changed daily. At December 31, 1997, Heartland had $800,000 in federal funds borrowed.

SERVICE AREA

Heartland's primary service area is Johnson County, Indiana. Johnson County was the second fastest growing county from 1990 through 1996 based on estimates of the Indiana Business Research Center. Johnson County was recently ranked the third fastest growing County in Indiana by the United States Census Bureau for 1997. Census data may be obtained from the Census Bureau Internet site WWW.Census.gov. The majority of Heartland's customers reside in Johnson County, particularly in the northern two-thirds of the county, which accounts for over 88% of the county's population, according to the 1990 U.S. Census. Heartland has branches in Franklin and Greenwood, which are the two largest cities in the county.

COMPETITION

The Company and Heartland face strong competition for deposits, loans and other financial services from numerous Indiana and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which Heartland competes are not subject to the same degree of regulation as Heartland. Many of the financial institutions aggressively compete for business in Heartland's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than Heartland, are larger and will be able to offer certain services that Heartland does not currently offer, including home electronic banking services, and international banking services. In addition, most of these entities have greater capital resources than Heartland, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could Heartland.

REGULATION AND SUPERVISION OF THE COMPANY

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is registered as such with the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Company is examined, regulated and supervised by the Federal Reserve and is required to file annual reports and other information regarding its business and operations and the business and operations of its subsidiaries with the Federal Reserve. The Federal Reserve has the authority to issue cease and desist orders against a bank holding company if it determines that activities represent an unsafe and unsound practice or a violation of law.

Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank and from engaging in any activity other than managing or controlling banks. A bank holding company may, however, own shares of a company engaged in activities which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Acquisitions by the Company of banks and savings associations are also subject to regulation. Any acquisition by the Company of more than five percent of the voting stock of any bank requires prior approval of the Federal Reserve. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the provision of any property or service. With certain exceptions, a bank holding company, a bank, and a subsidiary or affiliate thereof, may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (I) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.

REGULATION AND SUPERVISION OF HEARTLAND

Heartland is supervised, regulated and examined by the DFI and, as a state nonmember bank, by the FDIC. A cease or desist order may be issued by the DFI and FDIC against Heartland if the respective agency finds that the activities of Heartland represent an unsafe and unsound banking practice or violation of law. The deposits of Heartland are insured by the FDIC.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval of, the Bank's primary federal regulatory authority and the DFI. Under Indiana law, Heartland may branch anywhere in the state.

The Company is a legal entity separate and distinct from Heartland. There are various legal limitations on the extent to which Heartland can supply funds to the Company. The principal source of the Company's funds consists of dividends from Heartland. State and federal laws restrict the amount of dividends which may be paid by banks. In addition, Heartland is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to the Company or any of its subsidiaries, or investments in the stock or other securities as collateral for loans.

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include the discount rate on member bank borrowing and changes in reserve requirements against member bank deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Registrant and Heartland.

CAPITAL REQUIREMENTS

Heartland must meet certain minimum capital requirements mandated by the FDIC and the DFI. These regulatory agencies require financial institutions to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The Company is not required to comply with Federal Reserve capital requirements because it has consolidated assets of less than $150,000,000.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Bank meets all applicable capital adequacy requirements as of December 31, 1997.

As of December 31, 1997, the Bank was categorized well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.


                                                                                                  Minimum Required
                                                                                                     To Be Well
                                                                    Minimum Required              Capitalized Under
                                                                       For Capital                Prompt Corrective
                                               Actual               Adequacy Purposes           Action Regulations
                                               ------               -----------------           ------------------
                                        Amount        Ratio        Amount        Ratio         Amount        Ratio
                                        ------        -----        ------        -----         ------        -----
                                                                      (Dollars in 000's)
Total capital
(to risk weighted assets)              $   8,733      157%      $   444          8%          $   555         10%
Tier 1 capital
(to risk weighted assets)                  8,661      156           222          4               333          6
Tier 1 capital
(to average assets)                        8,661      352            99          4               123          5


ITEM 2.  PROPERTIES

Heartland owns its home office at 420 North Morton Street, Franklin, Indiana. The facility is used as the main banking office and the Company's headquarters. The 5,700 square foot building was constructed over 25 years ago and underwent an extensive renovation prior to the opening of Heartland.

Heartland opened a temporary branch office in Greenwood, Indiana in January, 1998 which it leases. The lease of the temporary facility expires May, 1998 and may be extended on a month to month basis if necessary. A permanent branch office in Greenwood, Indiana is under construction and is expected to be occupied in the spring of 1998. That facility will be leased and the temporary facility will cease to be used. The lease for the permanent facility is for 3,800 square feet of space in a strip center with approximately three to four other tenants. The term of the lease is ten years with option to renew.

ITEM 3.  LEGAL PROCEEDINGS

The Company and Heartland were not involved in any legal proceedings at December 31, 1997.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company had 1,265,000 shares of Common Stock issued and outstanding to approximately 1,800 shareholders (including those shares held in street name) on March 23, 1998.

The Common Stock has been quoted on the NASDAQ Over-The-Counter Bulletin Board since October 3, 1997. During the period from October 3, 1997 to December 31, 1997, the average number of shares traded per day was 45,507. The following table sets forth the reported high and low ask and bid prices of the Common Stock for the quarter indicated as reported on the Nasdaq Over-The-Counter Bulletin Board.

                                                    High            Low
                                                    Ask             Bid

         Fourth Quarter 1997                     $12.875           $8.75

The prices quoted above represent prices between dealers and do not include adjustments for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. Prior to October 3, 1997, there was no established trading market for the Common Stock.

The Bank is subject to restrictions on the payment of dividends under Indiana law and Indiana Department of Financial Institutions regulations. See "Supervision and Regulation -- Dividends" above. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what the amount of the dividends would be or whether such dividends, once declared, would continue. Future dividend policy will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

The  information  presented  below  should  be  read  in  conjunction  with  the consolidated financial statements, which are included herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations. Amounts shown below are in thousands except for earnings per share information and shares outstanding.

                                                  May 27, 1997(since inception)
Income Statement Data:                               to December 31,1997
                                                        (Dollars in 000's)
Total Interest Income                                    $     162
Total Interest Expense                                          12
Net Interest Income                                            150
Provision for Loan Loss                                         46
Non Interest Income                                              3
Non Interest Expense                                           347
Provision for Income Taxes                                       -
Net loss                                                 $    (240)
Net loss Per Share                                       $    (.19)
Average Shares                                           1,265,000

                                                         At December 31,
                                                              1997
Balance Sheet Data:                                    (Dollars in 000's)
Total Assets                                             $      14,519
Loans, Net of Allowance
for Loan Loss                                                    3,912
Demand & Savings                                                 1,591
Time Deposits                                                      488
Stockholders' Equity                                            11,504
Book Value Per Share                                        $     9.09
Equity to Asset Ratio                                            79.23%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD MAY 27, 1997 (SINCE INCEPTION) ENDED DECEMBER 31, 1997.

GENERAL

Heartland is the only subsidiary of the Company and operates as an Indiana commercial bank. As a bank holding company, the Company depends upon the operations of its subsidiary for all revenue and reports its results of operations on a consolidated basis with its subsidiary.

Heartland's profitability depends primarily upon the difference between income on its loans and investments and the cost of its deposits and borrowings. This difference is referred to as the spread or net interest margin. The difference between the amount of interest earned on loans and investments and the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid.

RESULTS OF OPERATIONS

The Company's operating results during the period since inception May 27, 1997 through December 31, 1997 are limited to various expenses related to the development stage and 14 calendar days of banking operations at the close of the period. The Company incurred a net loss of $240,000 for the period since inception, ended December 31, 1997.

Interest income of $162,000 was earned during the period from inception through December 31, 1997 and was primarily generated from taxable investment securities and loans. Interest expense of $12,000 was incurred during the period from inception through December 31, 1997. Interest expense is primarily related to the related party notes payable and a note payable obtained during the organization period to purchase the main office facility and for other cash requirements. All such notes payable were repaid in 1997.

The provision for loan losses was $46,000 for the period since inception ended December 31, 1997. There were no charge-offs and no recoveries of loans during the same period.

Noninterest income was $3,000 and consisted of miscellaneous loan fees and service charges for the period since inception ended December 31, 1997.

Salaries and benefits expense was $195,000 for the period since inception through December 31, 1997. Salaries and benefits were paid to employees during the development stage for services performed.

Occupancy and equipment expenses of $27,000 were incurred during the period since inception ended December 31, 1997 and consisted primarily of depreciation and utilities expenses.

The remaining expenses of $125,000 during the period since inception ended December 31, 1997, relate to various other items such as postage, advertising, and supplies.

ASSET/LIABILITY MANAGEMENT

One of the actions undertaken by Heartland's management has been to adopt asset/liability management policies in an attempt to reduce the susceptibility of Heartland's net interest spread to the adverse impact of volatile interest by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The balance between maturity of assets and maturity of liabilities is measured by the interest-rate gap.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

Cash and interest-bearing deposits, when combined with investments, have decreased as a percentage of total assets primarily due to a shift to higher yielding loans to improve margins. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short-term liquidity source while providing interest income.

At December 31, 1997, commitments to fund loan originations were approximately $2,351,000. In the opinion of management, Heartland has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon the ability to borrow Federal Funds from other commercial banks and Heartland's favorable liquidity ratio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Financial Statements are included in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors:                                Executive Officers:

Gordon R. Dunn,                           Steve Bechman,
Chairman of the Board                     President, Chief Executive Officer and
                                          Director

Patrick A. Sherman,                       Jeffrey L. Goben,
Vice Chairman                             Senior Vice President, Chief Operating
                                          Officer and Director

Sharon Acton,                             John M. Morin,
Director                                  Vice President

J. Michael Jarvis,                        K. Keith Fox,
Director                                  Vice President

John Norton,                              R. Trent McWilliams,
Director                                  Vice President

Robert Richardson,                        Jeff Joyce,
Director                                  Vice President and Chief Financial
                                          Officer

James C. Stewart,
Director

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer for 1997.




                                                                                                       Long Term
                                                                                                     Compensation
                                                      Annual Compensation                                 Awards
                                                      -------------------                                -------
                                                                                                Securities Underlying
                    Name and                                                                         Options /
               Principal Position           Year            Salary(1)          Bonus                   SAR
               ------------------           ----            ---------          -----                   ----
              Steve Bechman, Chief          1997           $15,480.78           $0                    20,000
                Executive Officer


(1) Mr. Bechman's compensation was for the period commencing on November 1, 1997.


The following table presents information on the stock option grants that were made to the Company's President and Chief Executive Officer during 1997 pursuant the Heartland Bancshares, Inc. 1997 Stock Option Plan.



                                                                                             Potential Realizable Value
                                                                                             at Assumed Annual Rates of
                                                                                            Stock Price Appreciation for
                                                                                                     Option Term (1)
                                                   Individual Grants                               ------------------
                                                   -----------------
                                          % of Total
                                         Options/SARs
                      Number of           Granted to       Exercise or
                      Securities         Employees in      Base Price
                      Underlying          Fiscal Year        ($/Sh)          Expiration
                     Options/SARs                                               Date              5%             10%
     Name               Granted
    ------           ------------         -----------      ----------        ----------          ----           -----
Steve Bechman           20,000               24.1%            $10.00         9/24/2007         $125,800       $318,800


*The Company does not grant Stock Appreciation Rights ("SARs").

1 The amounts in the table are not intended to forecast possible future appreciation, if any, of the Company's Common Shares. Actual gains, if any, are dependent upon the future market price of the Company's Common Shares and there can be no assurance that the amounts reflected in this table will be achieved.

2 The options were granted pursuant to the Heartland Bancshares, Inc. 1997 Stock Option Plan (the "Employee Option Plan"). The Employee Option Plan provides for the grant of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and of non-qualified options. The options granted to Mr. Bechman are intended to qualify as incentive stock options and have an exercise price of $10.00 per share, which was determined to be the fair market value of one Common Share on the date of grant. The options become exercisable in twenty percent increments, with twenty percent of the shares covered by an option becoming exercisable on the date of grant and an additional twenty percent becoming exercisable on each of the first four anniversaries of the grant date; provided, however, that the options become immediately exercisable upon the occurrence of a change in control of the Company. If an optionee tenders already owned shares in payment (in whole or in part) of the exercise price of an option (the "Exercised Option"), the Employee Option Plan requires the Company to use its best efforts to issue a replacement option for a number of shares equal to the number of shares tendered and with the same expiration date as the Exercised Option. The exercise price for each share covered by the replacement option is equal to the fair market value of one Common Share on the date of exercise of the Exercised Option.


The following table sets forth information with respect to the value of options that were granted to Mr. Bechman pursuant to the Heartland Bancshares, Inc. 1997 Stock Option Plan during 1997. No option exercises occurred during 1997.


                                           Number of Unexercised Options/SARs at                Value of Unexercised
                                                           Fiscal                       In-the-Money Options/SARs at Fiscal
                                                        Year-End (#)                                Year-End ($)

                         Name                    Exercisable/Unexercisable                  Exercisable/Unexercisable
                        ------                   -------------------------                  -------------------------
                    Steve Bechman                       4,000/16,000                                   0 / 0 (1)


             1 The options were not "in the money" since the last per share trade price of the Company's Common Shares as reported on OTC on December 29, 1997 ($9.00) did not exceed the exercise prices of the options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The following table presents certain information as of March 1, 1998, regarding the current Directors and executive officers of the Company, including the three nominees proposed by the Board of Directors for election at this year's Annual Meeting. All of the current Directors began serving on the Board of Directors of the Company during 1997. Unless otherwise indicated in a footnote, the principal occupation of each Director has been the same for the last five years and such Director possesses sole voting and investment powers with respect to the shares indicated as beneficially owned by such Director. Unless specified otherwise, a Director is deemed to share voting and investment powers over shares indicated as held by a spouse, children or other family members residing with the Director. None of the persons named below beneficially owns one percent or more of the outstanding Company Common Shares, except for Messrs. Bechman, Dunn and Goben, who beneficially own 2.3%, 1.1% and 1.8% respectively.

     Name,
     Present principal occupation                            Shares
     And age                                             beneficially owned
     -------                                             ------------------
     Sharon Acton                                                2,501(1)
     Manager, Franklin/Greenwood District of
     Cinergy/PSI (energy services company)
     50

     Steve Bechman(2)                                           29,201(3)
     President and Chief Executive Officer of
     the Company and Bank
     46

     Gordon R. Dunn(4)                                          14,501(5)
     Retired
     76

     Jeffrey L. Goben(6)                                        23,315(7)
     Executive Vice President and Chief
     Operating Officer
     45

     J. Michael Jarvis(5)                                        6,001(8)
     President and Part Owner, Power Investments,
     Inc. Division of Delco Remy International,
     Inc. (engine remanufacturer)
     54

     John Norton                                                 6,401(9)
     President and Owner, Norton Farms, Inc.
     49

     Robert Richardson                                           4,001(10)
     President and Majority Owner, MegaSys, Inc.
     (logistics company)
     36

     Patrick A. Sherman                                          6,401(11)
     President and Part Owner, Sherman &
     Armbruster P.C. (a public accounting firm)
     49

     James C. Stewart12                                          9,501(13)
     Consultant, Bauer Built Corp.
     46

     All Directors and Executive Officers
     as a group (13 persons)                                   116,602(14)

*Nominee

1. Includes 500 shares that Ms. Acton holds jointly with her spouse and 2,000 shares that she has the right to acquire upon the exercise of stock options.
2. Mr. Bechman served as Regional President of Citizens Bank of Central Indiana from 1993 until his resignation in 1997. Mr. Bechman was with Citizens Bank of Central Indiana beginning in 1975 and served in various other positions prior to 1993.
3. Includes 10,278 shares that Mr. Bechman holds jointly with his spouse and daughter and 4,000 shares that he has the right to acquire upon the exercise of stock options.
4. Mr. Dunn is a retired purchasing agent for L. S. Ayres department stores, where he was employed for 43 years. Mr. Dunn serves as Chairman of the Company's Board of Directors and he previously served as Chairman of the Board of Citizens Bank of Central Indiana.
5. Includes 6,500 shares that Mr. Dunn holds jointly with his spouse and others and 2,000 shares that he has the right to acquire upon the exercise of stock options.
6. Mr. Goben held the position of Senior Vice President in charge of marketing and community development, in addition to various other management positions, with Citizens Bank of Central Indiana from 1984 to his resignation in 1997.
7. Includes 9,275 shares that Mr. Goben holds jointly with his spouse and sons and 3,000 shares that he has the right to acquire upon the exercise of stock options.
8. Includes 4,000 shares that Mr. Jarvis holds jointly with his spouse and 2,000 shares he has the right to acquire upon the exercise of stock options.
9. Includes 300 shares that Mr. Norton holds jointly with his spouse and children and 2,000 shares that he has the right to acquire upon the exercise of stock options.
10. Includes 2,000 shares that Mr. Richardson holds jointly with his spouse and 2,000 shares that he has the right to acquire upon the exercise of stock options.
11. Includes 2,000 shares that Mr. Sherman has the right to acquire upon the exercise of stock options.
12. In his position as consultant, Mr. Stewart manages Jim Stewart Truck Tire Company, a firm he owned for 24 years prior to its sale in October 1996 to Bauer Built Corp.
13. Includes 1,220 shares that Mr. Stewart holds jointly with his spouse and 2,000 shares that he has the right to acquire upon the exercise of stock options.
14. Includes 25,000 shares that Directors and executive officers have the right to acquire upon the exercise of stock options and 34,773 shares held jointly with spouses and others.

ITEM 13.        Certain Business Relationships And Transactions

During 1997, the Bank had, and expects to continue to have in the future, banking transactions in the ordinary course of business with Directors, officers and principal shareholders of the Company and their associates. These transactions have been made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Exhibit No.           Description

3.1            Amended and  Restated  Articles  of  Incorporation  of  Heartland
               Bancshares,  Inc., which are incorporated by reference to Exhibit
               3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2").
3.2            Amended and Restated Bylaws of Heartland Bancshares,  Inc., which are  incorporated by reference to Exhibit 3.2 in the Form SB-2.
10.1           1997 Stock  Option Plan, which is  incorporated  by  reference to
               Exhibit 10.1 in the Form SB-2.
10.2           1997  Stock  Option  Plan for  Nonemployee  Directors,  which  is incorporated  by reference  to Exhibit  10.2 in the Form SB-2.
10.3           Form of  Organization  Agreement  Under Which Debt  Described  in
               Prospectus as "Borrowings" Was Incurred, which is incorporated by reference  to Exhibit  10.3 in the Form SB-2.
10.4           Purchase  Agreement and Note (Franklin,  Indiana property), which are incorporated by reference to Exhibit 10.4 in the Form SB-2.
10.5           Lease  (Greenwood,  Indiana  property),  which is incorporated by reference  to Exhibit  10.5 in the Form SB-2.
21             List of Subsidiaries
27             Financial Data Schedule (EDGAR filing only)


(a) 1. FINANCIAL STATEMENTS. The following information appears elsewhere in this Annual Report on FORM 10-KSB on the pages indicated

                                                                        Page

Independent Auditor's Report on consolidated financial statements.       F-1

Consolidated Balance Sheet at December 31, 1997                          F-2

Consolidated Statement of Income for the period from May 27, 1997
(since inception) to December 31, 1997                                   F-3

Consolidated  Statement of Changes In  Stockholders'  Equity for the period from
 May 27, 1997 (since inception) to December 31, 1997 F-4

Consolidated Statement of Cash Flows for the period from May 27, 1997
 (since inception) to December 31, 1997                                  F-5

Notes to consolidated financial statements.                              F-6

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 1998.

HEARTLAND BANCSHARES, INC.

By:/s/ Steven L. Bechman
Steven L. Bechman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

/s/ Gordon Dunn            March 26, 1998
Gordon Dunn, Chairman


/s/ Sharon Acton           March 26, 1998
Sharon Acton, Director

/s/ Jeffrey L. Goben       March 26, 1998
Jeffrey L. Goben, Director

/s/ J. Michael Jarvis      March 26, 1998
J. Michael Jarvis, Director

/s/ John Norton            March 26, 1998
John Norton, Director

/s/ Robert Richardson      March 26, 1998
Robert Richardson, Director

/s/ Patrick A. Sherman     March 26, 1998
Patrick A. Sherman, Director

/s/ James C. Stewart       March 26, 1998
James C. Stewart, Director

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Heartland Bancshares, Inc.
Franklin, Indiana


We have audited the accompanying consolidated balance sheet of Heartland Bancshares, Inc. as of December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the period from May 27, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bancshares, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the period from May 27, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.



                                        Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 27, 1998

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997
                    (Amounts in thousands, except share data)

--------------------------------------------------------------------------------


ASSETS
Cash and due from banks                                                                          $           1,140
Securities available-for-sale, at market                                                                     8,012
Loans                                                                                                        3,958
Allowance for loan losses                                                                                      (46)
                                                                                                 -----------------
     Loans, net                                                                                              3,912
Premises, furniture and equipment, net                                                                       1,207
Accrued interest receivable and other assets                                                                   248
                                                                                                 -----------------

                                                                                                 $          14,519
                                                                                                 =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                                                $             988
     Interest-bearing demand and savings deposits                                                              603
     Interest-bearing time deposits                                                                            488
                                                                                                 -----------------
         Total deposits                                                                                      2,079
     Short-term borrowings                                                                                     800
     Accrued interest payable and other liabilities                                                            136
                                                                                                 -----------------
                                                                                                             3,015

Shareholders' equity
     Common stock, no par value:  10,000,000 shares
       authorized; 1,265,000 shares issued and outstanding                                                   1,265
     Additional paid-in capital                                                                             10,466
     Accumulated deficit                                                                                      (240)
     Unrealized gain on securities available-for-sale                                                           13
                                                                                                 -----------------
                                                                                                            11,504

                                                                                                 $          14,519
                                                                                                 =================


                            See accompanying notes.
                                                                            F-2

                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
              For the period from May 27, 1997 (date of inception)
                     to December 31, 1997 (Dollar amounts in
                        thousands, except per share data)

--------------------------------------------------------------------------------

Interest income
     Loans                                                                                         $             21
     Taxable securities                                                                                         101
     Other                                                                                                       40
                                                                                                   ----------------
                                                                                                                162
Interest expense
     Deposits                                                                                                     1
     Short-term borrowings                                                                                       11
                                                                                                   ----------------
                                                                                                                 12
                                                                                                   ================
Net interest income                                                                                             150

Provision for loan losses                                                                                        46
                                                                                                   ----------------

Net interest income after provision for loan losses                                                             104

Noninterest income
     Service charges and fees                                                                                     3
Noninterest expense
     Salaries and employee benefits                                                                             195
     Occupancy and equipment expenses, net                                                                       27
     Data processing expense                                                                                     31
     Supplies                                                                                                    19
     Advertising                                                                                                 17
     Other operating expenses                                                                                    58
                                                                                                   ----------------
                                                                                                                347
                                                                                                   ----------------
Income before income taxes                                                                                     (240)

Income taxes                                                                                                      -

                                                                                                   -----------------
Net loss                                                                                           $           (240)
                                                                                                   =================
Basic and diluted earnings per share                                                               $           (.19)
                                                                                                   =================

                             See accompanying notes.
                                                                            F-3

                           HEARTLAND BANCSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
   For the period from May 27, 1997 (date of inception) to December 31, 1997
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------


                                                                                         Unrealized
                                                                                            Gain          Total
                                                          Additional                    on Securities     Share-
                                             Common         Paid-in       Retained       Available-       holders'
                                              Stock         Capital       Earnings        for-Sale        Equity
                                              -----         -------       --------       ----------       -------
Balance at inception,
  (May 27, 1997)                           $     -        $     -         $    -          $    -          $    -

Issuance of common stock
  1,265,000 shares                           1,265          11,385             -               -           12,650

Underwriter's discount
  on issuance of common stock                    -            (816)            -               -             (816)

Costs associated with
  issuance of common stock                       -            (103)            -               -             (103)

Net loss for 1997                                                            (240)                           (240)

Change in  unrealized gain on
securities available-for-sale                    -              -              -              13               13

                                       -----------      ----------      ----------      --------        ---------
Balance December 31, 1997              $     1,265      $   10,466      $    (240)      $     13        $  11,504
                                       ===========      ==========      ==========      ========        =========





                            See accompanying notes.
                                                                           F-4

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
    For the period from May 27, 1997 (date of inception) to December 31, 1997
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------


Cash flows from operating activities
    Net loss                                                                                            $      (240)
    Adjustments to reconcile net loss to net cash
      from operating activities
       Depreciation                                                                                               5
       Provision for loan losses                                                                                 46
       Change in assets and liabilities:
          Accrued interest receivable and other assets                                                         (248)
          Accrued interest payable and other liabilities                                                        136
              Net cash from operating activities                                                               (301)

Cash flows from investing activities
    Purchase of securities available-for-sale                                                                (7,999)
    Loans made to customers, net of payments collected                                                       (3,958)
    Property and equipment expenditures                                                                      (1,212)
                                                                                                        -----------
       Net cash from investing activities                                                                   (13,169)

Cash flows from financing activities
    Net change in deposit accounts                                                                            2,079
    Net change in short-term borrowings                                                                         800
    Proceeds from issuance of common stock, net of issuance costs                                            11,731
                                                                                                        -----------
       Net cash from financing activities                                                                    14,610

Net change in cash and cash equivalents                                                                       1,140

Cash and cash equivalents at beginning of period                                                                  -
                                                                                                        -----------

Cash and cash equivalents at  end of period                                                             $     1,140
                                                                                                        ===========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
       Interest                                                                                         $        11
       Income taxes                                                                                               -


                            See accompanying notes.
                                                                           F-5

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The consolidated financial statements include the accounts of Heartland Bancshares, Inc. (Corporation) and its wholly-owned subsidiary, Heartland Community Bank (Bank), after elimination of significant intercompany transactions and accounts. The Bank commenced operation December 17, 1997.

The Corporation operates primarily in the banking industry, which accounts for more than 90% of its revenues, operating income and assets. The Bank is engaged in the business of commercial and retail banking, with operations conducted through its main office located in Franklin, Indiana. The Bank opened an additional branch location in Greenwood, Indiana in January 1998. The majority of the Bank's income will be derived from commercial and retail business lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, the fair values of financial statements, and status of contingencies are particularly subject to change.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at year end.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Im-pairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Premises, Furniture and Equipment: Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets, principally on the straight-line method. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

Intangibles: Organizational costs are amortized on the straight-line method over 5 years and are included in other assets. Intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary.

Stock Compensation: Expense for employee compensation under stock option plans is based on Accounting Principles Board Opinion 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 were used for stock-based compensation.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Statement of Cash Flows: Cash and cash equivalents are defined to include cash on hand, amounts due from banks, and federal funds sold. The Corporation reports net cash flows for customer loan transactions, deposit transactions, and short-term borrowings.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.


NOTE 2 - SECURITIES

The amortized cost and estimated market values of securities are as follows at December 31, 1997:

                                                                        Gross          Gross         Estimated
                                                       Amortized     Unrealized     Unrealized         Market
                                                          Cost          Gains         Losses           Value
                                                          ----          -----         ------           -----
     Securities Available-for-Sale

     U.S. Government and its agencies                $     7,949      $       18     $     (5)      $    7,962
     Obligations of states and political
       subdivisions                                           50               -            -               50
                                                     -----------     -----------    -----------    -----------

                                                     $     7,999      $       18     $     (5)      $    8,012
                                                     ===========      ==========     ==========     ==========



There were no sales of securities during the period from May 27, 1997 (date of inception) to December 31, 1997.

The amortized cost and estimated market value of securities at December 31, 1997, by contractual maturity, are shown below.


                                                                                      Estimated
                                                                                      Amortized        Market
                                                                                        Cost           Value
                                                                                      ---------        ------
     Due in one year or less                                                        $         -    $         -
     Due after one year through five years                                                7,999          8,012
     Due after five years through ten years                                                   -              -
     Due after ten years                                                                      -              -
                                                                                    -----------    -----------
                                                                                    $     7,999    $     8,012
                                                                                    ===========    ===========

A security with a carrying value of $1,250 at December 31, 1997, was pledged to secure federal funds purchased.

NOTE 3 - LOANS

Loans are comprised of the following as of December 31:


     Commercial                                                                                  $       2,960
     Real estate construction                                                                              136
     Residential real estate mortgages                                                                     189
     Installment loans to individuals                                                                      673
                                                                                                 -------------
                                                                                                 $       3,958
                                                                                                 =============


There were no impaired or non-performing loans outstanding at December 31, 1997 or during the period then ending.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:


     Balance, May 27, 1997                                                                       $           -
     Provision charged to operations                                                                        46
     Loans charged-off                                                                                       -
     Recoveries on loans previously charged-off                                                              -
                                                                                                 -------------
     Balance, December 31, 1997                                                                  $          46
                                                                                                 =============

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

A summary of premises, furniture and equipment by major category follows:


     Land                                                                                        $         205
     Buildings and improvements                                                                            711
     Leasehold improvements                                                                                  2
     Furniture and equipment                                                                               294
                                                                                                 -------------
         Total                                                                                           1,212
     Accumulated depreciation                                                                                5
                                                                                                 -------------
         Premises, furniture and equipment, net                                                  $       1,207
                                                                                                 =============


NOTE 6 - INTEREST-BEARING TIME DEPOSITS

Interest-bearing time deposits issued in denominations of one hundred thousand dollars or greater totaled $300 at December 31, 1997.

At December 31, 1997, all time deposits are scheduled to mature in 1998.


NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of federal funds purchased from Bank One, Indiana, NA The Bank pledged one security as collateral for those borrowings (see Note 2), which security is maintained in safekeeping under the Bank's control. Federal funds purchased mature daily.


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Bank created a retirement savings plan covering substantially all employees which became effective January 1, 1998. The Plan requires employees to be 21 years of age before entering the Plan. Employee contributions are limited to a maximum of 15% of their salary. The Plan allows for a 50% matching of the first 6% of employee salary contributions and an annual discretionary contribution. Participants are fully vested in salary deferral contributions. Employer matching contributions vest at a rate of 20% per year of employment and are fully vested after the completion of 5 years of service with the Bank. There was no 401(k) contribution charged to expense for 1997, since the plan became effective on January 1, 1998.


NOTE 9 - STOCK OPTION PLAN

On July 25, 1997, the Corporation's Board of Directors adopted two stock option plans: an employee plan and a non-employee director plan. Under the terms of the plans, options for up to 115,000 shares of the Corporation's common stock may be granted to key management employees and directors of the Corporation and its subsidiaries. The exercise price of the options will be determined at the time of grant by an administrative committee to be appointed by the Board of Directors and in any event, will not be less than fair market value of the shares of common stock at the time the option is granted.

Regarding the employee plan, options are immediately exercisable with respect to 20 percent of the shares covered by the option and will vest with respect to an additional 20 percent of the shares on each of the following four anniversaries of the date of grant, assuming continued employment of the optionee. The options will expire after ten years.

Regarding the nonemployee director plan, options granted are immediately exercisable for 1,000 shares of common stock per nonemployee director. On the date of each successive annual meeting of the Corporation, options will become exercisable (assuming continued service on the Board of Directors) for an additional 1,000 shares of common stock per nonemployee director, until all options are exercisable in full.

A summary of the Corporation's stock option activity, and related information for the period ended December 31, 1997 follows:

                                                                                                     Weighted-
                                                                                                      Average
                                                                                                     Exercise
                                                                                      Options          Price
                                                                                      -------          -----
     Outstanding May 27, 1997                                                                 -    $        -
     Granted                                                                             83,000         10.00
     Exercised                                                                                -             -
     Forfeited                                                                                -             -
                                                                                  -------------    ----------

     Outstanding-end of period                                                           83,000    $    10.00
                                                                                  =============    ==========

     Exercisable at end of period                                                        18,000    $    10.00
                                                                                  =============    ==========

     Weighted-average fair value per
       option granted during the period                                           $        2.70


Financial Accounting Standard No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 1997. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 6.3% dividend yields of 0%; volatility factors of the expected market price of the Corporation's common stock of .001, and a weighted average expected life of the options of 9.75 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows (in thousands except for earnings per share information):

     Pro forma net income                                        $      (289)

     Pro forma basic and diluted earnings per share              $      (.23)

In future years, the pro forma effect of not applying this standard may increase if additional options are granted.


NOTE 10 - INCOME TAXES

The Corporation had an operating loss carryforward at December 31, 1997 which can be utilized over a 15 year period. No deferred tax asset has been recognized, as a valuation allowance reduces the gross deferred tax asset to zero.


NOTE 11 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share.

Basic earnings per share
     Net loss                                              $          (240)
     Weighted average shares outstanding                          1,265,000
                                                            ---------------

         Basic earnings per share                          $          (.19)
                                                            ===============

Diluted earnings per share
     Net loss                                              $          (240)
     Weighted average shares outstanding                         1,265,000
     Stock options                                                  83,000
     Assumed shares repurchased upon exercise                      (82,914)
                                                            ---------------
         Diluted average shares outstanding                      1,265,086

         Diluted earnings per share                        $          (.19)
                                                            ===============

NOTE 12 - CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end, the capital requirements were met. Actual capital levels and minimum required levels were:

                                                                                               Minimum Required
                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                    Minimum Required           Prompt Corrective
                                               Actual                  For Capital                  Action
                                               ------               Adequacy Purposes             Regulations
                                                                    -----------------             ------------
                                         Amount       Ratio         Amount      Ratio         Amount       Ratio
                                         ------       -----         ------      -----         ------       -----
Total capital
(to risk weighted assets)               $  8,706      157%          $  444        8%           $ 555        10%

Tier 1 capital
(to risk weighted assets)                  8,660      156              222        4              333         6

Tier 1 capital
(to average assets)                        8,660      352               99        4              123         5



NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases the branch facility under an operating lease expiring in 2007. Future minimum lease payments are as follows:

           1998                               $      60,420
           1999                                      60,420
           2000                                      60,420
           2001                                      62,320
           2002                                      64,220
           Thereafter                               349,600
                                               ------------
           Total minimum lease payments       $     657,400
                                              =============

In the ordinary course of business, the Bank has loans, commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policy to make such commitments as it uses for on-balance sheet items.

At December 31,1997 off-balance sheet financial instruments whose contract amount represents credit risk are summarized as follows:

      Unused lines of credit              $        369
      Commitments to make loans                  1,982

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. These commitments are generally variable rate or carry a term of one year or less.

The cash balance required to be maintained on hand or on deposit with the Federal Reserve was $48 at December 31, 1997. These reserves do not earn interest.


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair values of the Corporation's financial instruments as of December 31, 1997 are as follows:


                                                                      Carrying            Fair
                                                                        Value             Value
                                                                       -------            ------
                  Financial assets:
                      Cash and cash equivalents                   $        1,140     $      1,140
                      Securities available-for-sale                        7,999            8,012
                      Loans, net                                           3,912            3,912
                      Accrued interest receivable                            129              129

                  Financial liabilities:
                      Deposits                                    $        2,079     $      2,079
                      Short-term borrowings                                  800              800
                      Accrued interest payable                                 1                1

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for IRAs, time certificates of deposit, and agreements to repurchase is based on the rates paid at year end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered nominal.


NOTE 15 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheet, statements of income and cash flows for the parent company:

                             CONDENSED BALANCE SHEET
                                December 31, 1997
                          (Dollar amounts in thousands)


ASSETS
Cash                                                                             $           5
Securities available-for-sale, at market                                                  2,704
Investment in bank                                                                        8,733
Other assets                                                                                 62
                                                                                  -------------
                                                                                  $      11,504
                                                                                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                       $           -

Shareholders' equity                                                                     11,504
                                                                                  -------------
                                                                                  $      11,504
                                                                                  =============

                          CONDENSED STATEMENT OF INCOME
    For the period from May 27, 1997 (date of inception) to December 31, 1997
                          (Dollar amounts in thousands)


Operating income
    Dividends received from subsidiary bank                            $         -
    Interest income                                                             38
                                                                       -----------
Operating expenses
    Amortization of deferred costs                                               1
                                                                        ----------
Income before income taxes and equity in
 undistributed earnings of subsidiary                                           37

Income tax expense                                                               -
                                                                        ----------

Income before equity in undistributed earnings of bank                          37

Equity in undistributed earnings of bank                                      (277)
                                                                        -----------

Net loss                                                                $     (240)
                                                                        ===========

                        CONDENSED STATEMENT OF CASH FLOWS
    For the period from May 27, 1997 (date of inception) to December 31, 1997
                          (Dollar amounts in thousands)



Cash flows from operating activities
    Net loss                                                       $      (240)
    Adjustments to reconcile net loss to net cash
      from operating activities
       Amortization of deferred costs                                       (1)
       Equity in undistributed earnings of bank                            277
       Other assets and other liabilities                                  (62)
                                                                    -----------
          Net cash from operating activities                               (26)

Cash flows from investing activities
          Purchase of securities available-for-sale                     (2,700)
    Purchase of stock in bank                                           (9,000)
                                                                    -----------
              Net cash from investing activities                       (11,700)
Cash flows from financing activities
    Proceeds from issuance of common stock                              11,731
                                                                    ----------
       Net cash from financing activities                               11,731
                                                                    ----------
Net change in cash and cash equivalents                                     5

Cash and cash equivalents at May 27, 1997                                   -
                                                                   -----------
Cash and cash equivalents at end of period                        $         5
                                                                   ===========