Form 10QSB
period 1998-03-31
HEARTLAND BANCSHARES INC /IN/
filed 1998-05-14
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: MARCH 31, 1998

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      For the transaction period from to ___________.

                        Commission file number: 333-32245

                           Heartland Bancshares, Inc.
        (Exact name of small business issuer as specified in its charter)

                      Indiana                                35-2017085
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Indentification Number)

         420 North Morton Street, P.O. Box 469, Franklin, Indiana 46131
                    (Address of principal executive offices)

                                 (317)738-3915
                         (Registrant's telephone number)

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

As of April 23, 1998, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock with $0 par value were issued and outstanding.

Transitional Small Business Disclosure Format  Yes     No    X

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                Franklin, Indiana

                                 March 31, 1998




                                      INDEX




PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS..........................................

     CONSOLIDATED STATEMENTS OF INCOME....................................

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT..........

     CONSOLIDATED STATEMENTS OF CASH FLOWS................................

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS...................................................

PART II - OTHER INFORMATION...............................................

SIGNATURES................................................................

EXHIBITS..................................................................

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

--------------------------------------------------------------------------------

                                                                                 March 31,         December 31,
                                                                                   1998                1997
ASSETS
Cash and due from banks                                                      $            952    $         1,140
Federal Funds Sold                                                                      1,950                  -
Securities available-for-sale, at market                                                7,579              8,012
Loans                                                                                  12,583              3,958
    Less:  Allowance for loan losses                                                     (189)               (46)
                                                                             ----------------    ---------------
       Loans, net                                                                      12,394              3,912
Premises, furniture and equipment, net                                                  1,517              1,207
Accrued interest receivable and other assets                                              353                248
                                                                             ----------------    ---------------

          Total assets                                                       $         24,745    $        14,519
                                                                             ================    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Noninterest-bearing deposits                                             $            774    $           988
    Interest-bearing demand and savings deposits                                        3,182                603
    Interest-bearing time deposits                                                      9,423                488
                                                                             ----------------    ---------------
       Total deposits                                                                  13,379              2,079
    Short-term borrowings                                                                   -                800
    Accrued interest payable and other liabilities                                        120                136
                                                                             ----------------    ---------------
       Total liabilities                                                               13,499              3,015

Shareholders' equity
    Common stock, no par value:  10,000,000 shares
      authorized; 1,265,000 shares issued; and outstanding                              1,265              1,265
    Additional paid-in capital                                                         10,466             10,466
    Retained deficit                                                                     (524)              (240)
    Unrealized gain on securities available-for-sale                                       39                 13
                                                                             ----------------    ---------------
       Total shareholders' equity                                                      11,246             11,504
                                                                             ----------------    ---------------

          Total liabilities and shareholders' equity                         $         24,745    $        14,519
                                                                             ================    ===============

                        CONSOLIDATED STATEMENTS OF INCOME
              For the period from May 27, 1997 (date of inception)
                              to December 31, 1997
                  and for the three months ended March 31, 1998
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                                 Three Months                  May 27, 1997
                                                                     Ended                  (date of inception)
                                                                March 31, 1998             to December 31, 1997
                                                                --------------             --------------------

Interest income
    Loans                                                       $         184                      $          21
    Taxable securities                                                    113                                101
    Other                                                                  13                                 40
                                                                -------------                      -------------
       Total interest income                                              310                                162
Interest expense
    Deposits                                                               81                                  1
    Short-term borrowings                                                   2                                 11
                                                                -------------                      -------------
       Total interest expense                                              83                                 12
                                                                -------------                      -------------
Net interest income                                                       227                                150
Provision for loan losses                                                 143                                 46
                                                                -------------                      -------------
Net interest income after provision for loan losses                        83                                104
Noninterest income
    Service charges and fees                                               47                                  3
Noninterest expense
    Salaries and employee benefits                                        235                                195
    Occupancy and equipment expenses, net                                  36                                 27
    Data processing expense                                                29                                 31
    Printing and supplies                                                  25                                 19
    Advertising                                                            22                                 17
    Professional fees                                                      22                                  7
    Other operating expenses                                               45                                 51
                                                                -------------                      -------------
       Total noninterest expense                                          414                                347
                                                                -------------                      -------------
Income before income taxes                                               (284)                              (240)
Income taxes                                                                -                                  -
                                                                -------------                      -------------
Net loss                                                        $        (284)                     $        (240)
                                                                ==============                     ==============
    Basic and diluted earnings per share                        $        (.22)                     $        (.19)
                                                                ==============                     ==============

Comprehensive income (Note 1)                                   $        (258)                     $        (227)
                                                                =============                      =============

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the period from May 27, 1997 (date of inception)
                              to December 31, 1997
                  and for the three months ended March 31, 1998
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                         Unrealized
                                                                            Gain
                                           Additional                   on Securities       Total
                             Common          Paid-in       Retained      Available-     Shareholders'
                              Stock          Capital       Earnings       for-Sale         Equity
Balance at inception,
  (May 27, 1997)           $         -    $         -     $         -    $         -    $         -

Issuance of common stock
  1,265,000 shares               1,265         11,385               -              -         12,650

Underwriter's discount
  On issuance of common
  stock                              -           (816)              -              -           (816)

Costs associated with
  issuance of common
  stock                              -           (103)              -              -           (103)

Net loss for 1997                                                (240)                         (240)

Change in  unrealized
  gain on securities
  available-for-sale                                                              13             13
                           -----------    -----------     -----------    -----------    -----------
                                                                                  13             13
Balance
  December 31, 1997              1,265         10,466            (240)            13         11,504


Net loss three months
  ended March 31, 1998               -              -            (284)             -           (284)

Change in  unrealized
  gain on securities
  available-for-sale                                                              26             26
                           -----------    -----------     -----------    -----------    -----------
13                                  13

Balance
  March 31, 1998           $     1,265    $    10,466     $      (524)   $        39    $    11,246
                           ===========    ===========     ============   ===========    ===========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the period from May 27, 1997 (date of inception) to
                                December 31, 1997
                  and for the three months ended March 31, 1998
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                                       Three Months            May 27, 1997
                                                                           Ended            (date of inception)
                                                                      March 31, 1998       to December 31, 1997

Cash flows from operating activities
    Net loss                                                             $      (284)              $      (240)
    Adjustments to reconcile net loss to net cash
      from operating activities
       Depreciation                                                               12                         5
       Provision for loan losses                                                 143                        46
       Change in assets and liabilities:
          Accrued interest receivable and other assets                          (105)                     (248)
          Accrued interest payable and other liabilities                         (16)                      136
                                                                         -----------               -----------
              Net cash from operating activities                                (250)                     (301)
Cash flows from investing activities
    Net change in federal funds sold                                          (1,950)                        -
    Purchase of securities available-for-sale                                   (541)                   (7,999)
    Maturity of securities available-for-sale                                  1,000                         -
    Loans made to customers, net of payments collected                        (8,625)                   (3,958)
    Property and equipment expenditures                                         (322)                   (1,212)
                                                                         ------------              ------------
       Net cash from investing activities                                    (10,438)                  (13,169)
Cash flows from financing activities
    Net change in deposit accounts                                            11,300                     2,079
    Net change in short-term borrowings                                         (800)                      800
    Proceeds from issuance of common stock                                         -                    11,731
                                                                         -----------               -----------
       Net cash from financing activities                                     10,500                    14,610
                                                                                                   -----------
Net change in cash and cash equivalents                                         (188)                    1,140
Cash and cash equivalents at beginning of year                                 1,140                         -
                                                                         -----------               -----------
Cash and cash equivalents at  end of year                                $       952               $     1,140
                                                                         ===========               ===========
Supplemental disclosures of cash flow information
    Cash paid during the period for:
       Interest                                                          $        52               $        11
       Income taxes                                                                -                         -


                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at December 31, 1997 or March 31, 1998.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

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

Comprehensive Income: Under a new accounting standard, FAS No. 130, Comprehensive income is now reported for all periods. Comprehensive income includes both net income or loss and other comprehensive income. Other comprehensive income includes the change in unrealized gain on securities available-for-sale, net of tax.


NOTE 2 - GENERAL

These financial statements were prepared in accordance with the Securities and Exchange Commission instructions for Form 10-QSB and for interim periods do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.


NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share.

                                                       May 27, 1997 (date of inception)        Three months ended
                                                             to December 31, 1997                March 31, 1998
                                                             --------------------                --------------
Basic earnings per share
     Net loss (in thousands)                                  $          (240)                 $          (284)
     Weighted average shares outstanding                            1,265,000                        1,265,000
                                                              ---------------                  ---------------

         Basic earnings per share                             $          (.19)                 $          (.22)
                                                              ===============                  ===============

Diluted earnings per share
     Net loss (in thousands)                                  $          (240)                 $          (284)
     Weighted average shares outstanding                            1,265,000                        1,265,000
     Stock options                                                     83,000                           83,000
     Assumed shares repurchased upon exercise                         (82,914)                         (78,522)
                                                              ---------------                  ---------------
         Diluted average shares outstanding                         1,265,086                         1,269478

         Diluted earnings per share                           $          (.19)                 $          (.22)
                                                              ===============                  ===============

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the plan of operation, the financial condition of Heartland Bancshares, Inc. (Heartland) at March 31, 1998 and the results of operations for the three months ended March 31, 1998 and the period from inception May 27, 1997, ended December 31, 1997. Heartland was incorporated May 27, 1997 and therefore no information is available for the three months ended March 31, 1997. Heartland was formed with the specific intent to form a wholly owned subsidiary state chartered bank (Heartland Community Bank or Bank). Heartland received approval from the Federal Reserve Bank of Chicago to be a bank holding company in the Fall of 1997. As of September 25, 1997, approval to form the Bank was received from the Indiana Department of Financial Institutions along with approval for deposit insurance from the Federal Deposit Insurance Corporation. Operations of the Bank began December 17, 1997.

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

GENERAL

As of October 2, 1997, Heartland raised approximately $11,735,000 in equity capital through the sale of 1,265,000 shares of the Company's common stock at $10 per share, net of underwriting discounts and offering costs. Proceeds from the offering were used to capitalize the Bank and provide working capital. Heartland's only activity beyond holding stock of the Bank is investment in securities using working capital provided by the issuance of shares of common stock.

Heartland's plan of operation is centralized around the growth of the Bank. The primary operation of the Bank is to accept deposits and make loans. The operating results of Heartland are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. Heartland's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and commercial demand, which in turn are affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

FINANCIAL CONDITION

Heartland experienced growth as expected through first quarter of operations for the Bank. Total assets at March 31, 1998 are $24.7 million, an increase of $10.2 million or 70.34% from the December 31, 1997 total assets of $14.5 million. Total gross loans were $12.6 million at March 31, 1998, representing growth of $8.6 million, or 215.00%, from the December 31, 1997 total of $ 4.0 million. Fixed assets increased from $1.2 million at December 31, 1997 to $1.5 million at March 31, 1998, net of accumulated depreciation, an increase of $300,000 or 24.86%. This growth was partially funded by a reduction of cash and cash equivalents from $1.1 million at December 31, 1997 to $1 million at March 31, 1998, a 9.09% decrease, as well as a reduction of securities available-for-sale to $7.6 million at March 31, 1998 from $8.0 million at December 31, 1997, a 5.4% decrease. This decrease was due to the call of a security by the issuer at par.

The growth in assets was also partially funded by an increase in total deposits of $11.3 million to $13.4 million at March 31, 1998, or 543.53% from $2.1 million at December 31, 1997. That growth was slightly offset by the elimination of short-term borrowings of $800,000 at December 31, 1997 and the reduction of accrued interest payable and other liabilities from $136,000 at December 31, 1997 to $120,000 at March 31, 1998.

RESULTS OF OPERATIONS

Heartland incurred a net loss of $284,000 for the three months ended March 31, 1998 and a net loss of $240,000 for the period from inception May 27, 1997, ended December 31, 1997. Interest income for the three months ended March 31, 1998 was $310,000 and was $162,000 for the period from inception May 27, 1997, through December 31, 1997. Non-interest income was $47,000 and $3,000 for the three months ended March 31, 1998 and the period from inception May 27, 1997, ended December 31, 1997, respectively.

Interest expense of $83,000 was incurred during the three months ended March 31, 1998. Interest expense during the period from inception May 27, 1997, through December 31, 1997 was $12,000. Interest expense during the three months ended March 31, 1998 is related to interest bearing deposits and short-term borrowings. Interest expense during the period from inception May 27, 1997, through December 31, 1997 is related to related party notes payable and a note payable to a third party financial institution outstanding during a portion of the development period.

Salaries and benefits expense was $235,000 for the three months ended March 31, 1998 and $195,000 for the period from inception May 27, 1997, through December 31, 1997. Salaries and benefits were paid to employees during the development stage for services performed.

Net occupancy and equipment expenses of $36,000 and $27,000 were incurred during the three month period ended March 31, 1998 and the period from inception May 27, 1997, ended December 31, 1997, respectively. In December 1997, the Bank entered into a five month lease agreement for a temporary branch facility located on Highway 135 in Greenwood, Indiana. The Bank has also entered into a 10 year lease agreement with a non-related party for a facility located on Highway 135 in Greenwood, Indiana to be used as a branch banking facility. Construction of the facility is expected to be completed in May 1998, at which time the Bank will move the existing temporary branch to the new facility.

Data processing expense was $29,000 for the three months ended March 31, 1998 and $31,000 for the period from inception May 27, 1997, through December 31, 1997. The Bank entered into a 3 year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions.

Printing and supplies expense was $25,000 for the three months ended March 31, 1998 and $19,000 for the period from inception May 27, 1997, through December 31, 1997.

Heartland incurred advertising expense of $22,000 and $17,000 during the three month period ended March 31, 1998 and the period from inception May 27, 1997, ended December 31, 1997, respectively.

Professional fees expense for the three months ended March 31, 1998 were $22,000 and for the period from inception May 27, 1997, ended December 31, 1997, were $7,000.

The remaining expenses of $45,000 during the three months ended March 31, 1998 and $51,000 during the period from inception May 27, 1997, ended December 31, 1997, relate to various other items such as postage, insurance, training, credit reports and amortization of prepaid organization costs.

CAPITAL RESOURCES

Shareholders' equity totaled $11.2 million at March 31, 1998, compared to $11.5 million at December 31, 1997. The change is attributable to the net loss of $284,000 for the three months ended March 31, 1998, partially offset by an increase of $26,000 in unrealized gain on securities available-for-sale from $13,000 at December 31, 1997 to $39,000 at March 31, 1998. As of March 31, 1998,
1,265,000 shares of common stock were issued and outstanding with a no par value and a stated value of $1. Additional paid-in capital was $10,466 at December 31, 1997 and March 31, 1998.

LIQUIDITY

Liquidity management focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for Heartland is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. Heartland manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------



Item 6 - Exhibits and Reports on Form 8-K:

                (a) Exhibit 27:  Financial Data Schedule

                (b) No reports on Form 8-K were  filed  during the three  months ended March 31, 1998.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEARTLAND BANCSHARES, INC.
                                         (Registrant)



Date: May 14, 1998                       /s/Steve Bechman
                                         Steve Bechman
                                         President and Chief Executive Officer




Date: May 14, 1998                       /s/Jeffery D. Joyce
                                         Jeffery D. Joyce
                                         Chief Financial Officer