Form 10QSB
period 1998-06-30
HEARTLAND BANCSHARES INC /IN/
filed 1998-08-14
CIK 1042905

FORM 10-QSB

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: JUNE 30, 1998


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
 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

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

As of August 13, 1998, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                Franklin, Indiana

                                  June 30, 1998









                                      INDEX






PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS.............................................

   CONSOLIDATED STATEMENTS OF INCOME.......................................

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT.............

   CONSOLIDATED STATEMENTS OF CASH FLOWS...................................

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS....................................................

PART II - OTHER INFORMATION................................................

SIGNATURES.................................................................

EXHIBITS...................................................................


                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

------------------------------------------------------------------------------

                                                         June 30,   December 31,
                                                           1998         1997
ASSETS
Cash and due from banks .................................  $ 2,222       $ 1,140
Securities available-for-sale, at market ................   10,069         8,012
Loans ...................................................     24,562
                                                                           3,958
   Allowance for loan losses ............................        369          46
                                                            --------    --------
     Loans, net .........................................     24,193       3,912
Premises, furniture and equipment, net ..................      1,759       1,207
Accrued interest receivable and other assets ............        470         248
                                                            --------    --------

       Total assets .....................................   $ 38,713    $ 14,519
                                                            ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits .........................   $  2,791    $    988
   Interest-bearing demand and savings deposits .........      5,869         603
   Interest-bearing time deposits .......................     18,882         488
                                                            --------    --------
     Total deposits .....................................     27,542       2,079
   Short-term borrowings ................................       --           800
   Accrued interest payable and other liabilities .......        133         136
                                                            --------    --------

     Total liabilities ..................................     27,675       3,015

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued; and outstanding      1,265
                                                                           1,265
   Additional paid-in capital ...........................     10,466      10,466
   Retained deficit .....................................       (721)      (240)
   Unrealized gain on securities available-for-sale .....         28          13
                                                            --------    --------
     Total shareholders' equity .........................     11,038      11,504
                                                            --------    --------

       Total liabilities and shareholders' equity .......   $ 38,713    $ 14,519
                                                            ========    ========

------------------------------------------------------------------------------
                            (See accompanying notes)

                        CONSOLIDATED STATEMENTS OF INCOME
           for the three months and six months ended June 30, 1998 and
      For the period from May 27, 1997 (date of inception) to June 30, 1997
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------


                                 Three Months  Period May 27, 1997  Six Months
                                     Ended     (date of inception)    Ended
                                 June 30, 1998   to June 30, 1997  June 30, 1998
Interest income
   Loans ................................   $ 424      $--        $ 608
   Taxable securities ...................     134       --          247
   Other ................................      49       --           62
                                            -----      -----      -----
     Total interest income ..............     607       --          917
Interest expense
   Deposits .............................     267       --          348
   Short-term borrowings ................    --         --            2
                                            -----      -----      -----
     Total interest expense .............     267       --          350
                                            -----      -----      -----
Net interest income .....................     340       --          567
Provision for loan losses ...............     180       --          323
                                            -----      -----      -----
Net interest income after provision for
  loan losses ...........................     161       --          244
Noninterest income
   Service charges and fees .............      74       --          121
Noninterest expense
   Salaries and employee benefits .......     241          6        476
   Occupancy and equipment expenses, net       43          1         79
   Data processing expense ..............      40       --           69
   Printing and supplies ................      14          1         39
   Advertising ..........................      21       --           43
   Professional fees ....................       7       --           29
   Credit reports and other loan expenses       9       --           21
   Amortization of organization costs ...      19       --           22
   Other operating expenses .............      38       --           68
                                            -----      -----      -----
     Total noninterest expense ..........     432          8        846
                                            -----      -----      -----
Income before income taxes ..............    (197)        (8)      (481)
Income taxes ............................    --         --         --
                                            -----      -----      -----
Net loss ................................   $(197)     $  (8)     $(481)
                                            =====      =====      =====
   Basic and diluted earnings per share .   $(.16)     $(.01)     $(.38)
                                            =====      =====      =====

Comprehensive income (Note 1) ...........   $(208)     $  (8)     $(466)
                                            =====      =====      =====


------------------------------------------------------------------------------
                            (See accompanying notes)

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the six
                         months ended June 30, 1998 and
      For the period from May 27, 1997 (date of inception) to June 30, 1997
         (Dollar amounts in thousands, except share and per share data)

------------------------------------------------------------------------------

                                                      Unrealized
                                                         Gain
                                 Additional          on Securities    Total
                       Common     Paid-in   Retained  Available-   Shareholders'
                        Stock     Capital   Earnings   for-Sale       Equity
Balance at inception,
  (May 27, 1997) ........   $   --     $   --   $   --    $   --    $   --


Issuance of common stock
  1 share ...............       --         --       --       --         --

Net loss May 27, 1997 to
  June 30, 1997 .........       --         --       (8)      --           (8)
                          --------   -------- --------   --------   --------

Balance
  June 30, 1997 .........    --         --         (8)      --           (8)

Issuance of common stock
  1,265,000 shares ......    1,265     11,385    --         --       12,650

Underwriter's discount
  On issuance of common
  stock .................    --         (816)    --         --         (816)

Costs associated with
  issuance of common
  stock .................    --         (103)    --         --         (103)

Net loss six months ended
  December 31, 1997 .....    --         --       (232)      --         (232)

Change in  unrealized
  gain on securities
  available-for-sale ....     --         --       --          13         13
                           -------   -------- --------  --------   --------

Balance
  December 31, 1997 .....    1,265     10,466     (240)       13     11,504


Net loss six months
  ended June 30, 1998 ...    --         --       (481)      --         (481)

Change in  unrealized
  gain on securities
  available-for-sale ....     --         --       --           15         15
                           -------   -------- --------   --------   --------

Balance
  June 30, 1998 .........    1,265   $ 10,466 $   (721)  $     28   $ 11,038
                           =======   ======== ========   ========   ========

------------------------------------------------------------------------------
                            (See accompanying notes)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the six months ended June 30, 1998 and
             For the period from May 27, 1997 (date of inception) to
                   June 30, 1997 (Dollar amounts in thousands)

------------------------------------------------------------------------------

                                                Six Months     May 27, 1997
                                                   Ended    (date of inception)
                                               June 30, 1998  to June 30, 1997

Cash flows from operating activities
   Net loss .........................................   $   (481)   $     (8)
   Adjustments to reconcile net loss to net cash
     from operating activities
     Depreciation and amortization ..................         72        --
     Provision for loan losses ......................        323        --
     Change in assets and liabilities:
       Accrued interest receivable and other assets .       (243)        (46)
       Accrued interest payable and other liabilities         (3)         81
                                                        --------    --------
         Net cash from operating activities .........       (332)         27
Cash flows from investing activities
   Purchase of securities available-for-sale ........     (3,043)       --
   Maturity of securities available-for-sale ........      1,000        --
   Loans made to customers, net of payments collected    (20,604)
                                                        ---------   ---------
   Property and equipment expenditures ..............       (602)        (13)
                                                        --------    --------
     Net cash from investing activities .............    (23,249)        (13)
Cash flows from financing activities
   Net change in deposit accounts ...................     25,463        --
   Net change in short-term borrowings ..............       (800)         25
   Deferred offering costs ..........................       --           (29)
   Proceeds from issuance of common stock ...........       --          --
                                                        --------    --------
     Net cash from financing activities .............     24,663          (4)
                                                        --------    --------
Net change in cash and cash equivalents .............      1,082          10
Cash and cash equivalents at beginning of year ......      1,140        --
                                                        --------    --------
Cash and cash equivalents at  end of year ...........   $  2,222    $     10
                                                        ========    ========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest .......................................   $    238    $   --
     Income taxes ...................................       --          --

------------------------------------------------------------------------------
                            (See accompanying notes)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The consolidated financial statements include the accounts of Heartland Bancshares, Inc. (Corporation) and its wholly-owned subsidiary, Heartland Community Bank (Bank), after elimination of significant inter-company transactions and accounts. The Bank commenced operation December 17, 1997.

The Corporation operates primarily in the banking industry, which accounts for more than 90% of its revenues, operating income and assets. The Bank is engaged in the business of commercial and retail banking, with operations conducted through its main office located in Franklin, Indiana. The Bank opened an additional branch location in Greenwood, Indiana in January 1998. The majority of the Bank's income is derived from commercial and retail business lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at December 31, 1997 or June 30, 1998.

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

------------------------------------------------------------------------------
                                  (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangibles: Organizational costs are included in other assets. Under a new accounting standard, costs associated with the organization of a business are now expensed as incurred and any accumulated costs are to be expensed in the current period. Under previous accounting standards, such costs were accumulated during the organization or start-up period and expensed over a period of five years. The new standard is effective for all financial statements for periods beginning after December 15, 1998 and early adoption is encouraged. Intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary.

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

------------------------------------------------------------------------------
                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

                                 Three months     May 27, 1997      Six months
                                    ended      (date ofinception)      ended
                                June 30, 1998   to June 30, 1997   June 30, 1998
Basic earnings per share
Net loss (in thousands) ...........$     (197)     $        (8)      $     (481)
Weighted average shares
  outstanding ....                   1,265,000        1,265,000        1,265,000
                                   -----------      -----------      -----------


   Basic earnings per share .....  $     (.16)     $      (.01)      $     (.38)
                                   ===========     ===========       ===========

Diluted earnings per share
Net loss (in thousands) .......    $     (197)     $       (8)       $     (481)
Weighted average shares
  outstanding ....                   1,265,000       1,265,000         1,265,000

Stock options ..................        83,000            --              83,000
Assumed shares repurchased
  upon exercise..................     (75,403)           (--)           (76,932)
                                   -----------      -----------      -----------
Diluted average shares
  outstanding....................    1,272,597        1,265,000        1,271,068

Diluted earnings per share  .....  $     (.16)      $     (.01)      $     (.38)
                                   ===========      ===========      ===========


------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the plan of operation, the financial condition of Heartland Bancshares, Inc. (Heartland) at June 30, 1998 compared to December 31, 1997 and the results of operations for the three and six month periods ended June 30, 1998 in comparison to the period from inception May 27, 1997, ended June 30, 1997. Heartland was incorporated May 27, 1997 and therefore no additional information is available for the six month period ended June 30, 1997. Heartland was formed with the specific intent to form a wholly owned subsidiary state chartered bank (Heartland Community Bank or Bank). Heartland received approval from the Federal Reserve Bank of Chicago to be a bank holding company in the fall of 1997. Operations of the Bank began December 17, 1997.

This discussion should be read in conjunction with the interim financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

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

The Federal Financial Institutions Examination Council (FFIEC) has issued several statements regarding preparing for the Year 2000 date change and related issues. Those statements have identified specific actions and plans to be adopted by financial institutions, all of which would be materially adversely affected by Year 2000 failure of loan and deposit data processing systems. As of June 30, 1998, Heartland has implemented the procedures and plans set out by FFIEC. Heartland has begun the evaluation and testing of computer and software systems in cooperation with its independent data processing service provider and estimates that the amount of costs that will be incurred to prepare for the date change will not be significant. Although Heartland has no reason to expect that its data processing and other costs and expenses will be significant or that its financial condition and results of operations will be adversely affected by Year 2000 problems, this is a forward-looking statement, and actual expenses may vary materially from current expectations due to the possibility, among other risks, that the Company's data processing service provider will be unable to perform in accordance with the Year 2000 plan and the possibility that the Company's customers may not be Year 2000 compliant.


------------------------------------------------------------------------------
                                   (Continued)

                          HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

FINANCIAL CONDITION

Heartland experienced growth through the first six months of operations for the Bank. Total assets at June 30, 1998 are $38.7 million, an increase of $24.2 million or 166.64% from the December 31, 1997 total assets of $14.5 million. Investment securities total $10.1 million at June 30, 1998 compared to $8.0 million at December 31, 1997, an increase of $2.1 million or 25.67%. Total gross loans were $24.6 million at June 30, 1998, representing growth of $20.6 million, or 520.57%, from the December 31, 1997 total of $ 4.0 million. Fixed assets increased from $1.2 million at December 31, 1997 to $1.8 million at June 30, 1998, net of accumulated depreciation, an increase of $600,000 or 45.73%.

The growth in assets was primarily funded by an increase in total deposits of $25.4 million to $27.5 million at June 30, 1998, or 1,224.77% from $2.1 million at December 31, 1997. Heartland also eliminated the short-term borrowings of $800,000 that were outstanding at December 31, 1997.

RESULTS OF OPERATIONS

Heartland incurred a net loss of $481,000 for the six months ended June 30, 1998, a net loss of $208,000 for the three months ended June 30, 1998 and a net loss of $8,000 for the period from inception May 27, 1997, ended June 30, 1997. Interest income for the six months and three months ended June 30, 1998 was $917,000 and $607,000 respectively and was $0 for the period from inception May 27, 1997, through June 30, 1997. Non-interest income was $121,000, $74,000 and $0 for the six months and three months ended June 30, 1998 and the period from inception May 27, 1997, ended June 30, 1997, respectively.

Interest expense of $350,000 and $267,000 was incurred during the six months and three months ended June 30, 1998. Interest expense during the period from inception May 27, 1997, through June 30, 1997 was less than $500. Interest expense during the six months and three months ended June 30, 1998 is related to interest bearing deposits and short-term borrowings. Interest expense during the period from inception May 27, 1997, through June 30, 1997 is related to related party notes payable outstanding during a portion of the development period.

Provision for loan losses recorded during the six-month and three-month periods ended June 30, 1998 was $323,000 and $180,000 compared to $0 in the period from inception May 27, 1997 to June 30, 1997. No loans have been charged-off since inception.

Salaries and benefits expense was $476,000 for the six months ended June 30, 1998, $241,000 for the three months ended June 30, 1998 and $6,000 for the period from inception May 27, 1997, through June 30, 1997. Salaries and benefits were paid to employees during the development stage for services performed.

------------------------------------------------------------------------------
                                   (Continued)

                          HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

Net occupancy and equipment expenses of $79,000, $43,000 and $1,000 were incurred during the six months ended June 30, 1998, the three months ended June 30, 1998 and the period from inception May 27, 1997, ended June 30, 1997, respectively. The Bank entered into a 10 year lease agreement with a non-related party for a facility located on Highway 135 in Greenwood, Indiana and commenced banking activities in that facility in May, 1998.

Data processing expense was $69,000 for the six months ended June 30, 1998, $40,000 for the three months ended June 30, 1998 and $0 for the period from inception May 27, 1997, through June 30, 1997. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions.

Printing and supplies expense was $39,000 and $14,000 for the six months and three months ended June 30, 1998 and $1,000 for the period from inception May 27, 1997, through June 30, 1997.

Heartland incurred advertising expense of $43,000, $21,000 and $0 during the six months ended June 30, 1998, the three months ended June 30, 1998 and the period from inception May 27, 1997, ended June 30, 1997, respectively.

Professional fees expense for the six months ended June 30, 1998 were $29,000, $7,000 for the three months ended June 30, 1998 and $0 for the period from inception May 27, 1997, ended June 30, 1997.

The remaining expenses of $111,000 during the six months ended June 30, 1998 $66,000 during the three months ended June 30, 1998 and $0 during the period from inception May 27, 1997, ended June 30, 1997, relate to various other items such as postage, insurance, training, credit reports and amortization of organization costs.

CAPITAL RESOURCES

Shareholders' equity totaled $11.0 million at June 30, 1998, compared to $11.5 million at December 31, 1997. The change is attributable to the net loss of $481,000 for the six months ended June 30, 1998, partially offset by an increase of $15,000 in unrealized gain on securities available-for-sale from $13,000 at December 31, 1997 to $28,000 at June 30, 1998. As of June 30, 1998, 1,265,000
shares of common stock were issued and outstanding. Additional paid-in capital was $10.5 million at December 31, 1997 and June 30, 1998.

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

------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

------------------------------------------------------------------------------



Item 6 - Exhibits and Reports on Form 8-K:

           (a)    Exhibit 27: Financial Data Schedule

           (b) No reports on Form 8-K were filed during the three months ended June 30, 1998.


------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                   SIGNATURES

------------------------------------------------------------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HEARTLAND BANCSHARES, INC.
                                              (Registrant)




Date: August 14, 1998
                                        /s/Steve Bechman
                                        President  and  Chief  Executive Officer







Date: August 14, 1998
                                         /s/Jeffery D. Joyce
                                         Chief Financial Officer