Form 10QSB
period 1998-09-30
HEARTLAND BANCSHARES INC /IN/
filed 1998-11-13
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


               For the quarterly period ended: SEPTEMBER 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

As of November 10, 1998, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes                No    X

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                Franklin, Indiana

                               September 30, 1998









                                            INDEX






PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS.................................................

    CONSOLIDATED STATEMENTS OF INCOME...........................................

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT.................

    CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.........................................................

PART II - OTHER INFORMATION.....................................................

SIGNATURES......................................................................

EXHIBITS........................................................................


                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                                                         1998          1997
ASSETS
Cash and due from banks ...........................    $    957     $  1,140
Federal Funds Sold ................................         400         --
Securities available-for-sale, at market ..........       9,175        8,012
Loans .............................................      38,257        3,958
   Allowance for loan losses ......................         574           46
                                                       --------     --------
      Loans, net ..................................      37,683        3,912
Premises, furniture and equipment, net ............       1,734        1,207
Accrued interest receivable and other assets ......         574          248
                                                       --------     --------

         Total assets .............................    $ 50,523     $ 14,519
                                                       ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits ...................    $  2,832     $    988
   Interest-bearing demand and savings deposits ...      10,370          603
   Interest-bearing time deposits .................      26,166          488
                                                       --------     --------
      Total deposits ..............................      39,368        2,079
   Short-term borrowings ..........................        --            800
   Accrued interest payable and other liabilities .         209          136
                                                       --------     --------
      Total liabilities ...........................      39,577        3,015

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued; and
       outstanding ................................       1,265        1,265
   Additional paid-in capital .....................      10,466       10,466
   Retained deficit ...............................        (876)        (240)
   Unrealized gain on securities available-for-sale          91           13
                                                       --------     --------
      Total shareholders' equity ..................      10,946       11,504
                                                       --------     --------

         Total liabilities and shareholders' equity    $ 50,523     $ 14,519
                                                       ========     ========


                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                                        Period
                                                                        May 27,
                                                                         1997
                                         Three      Three      Nine    (date of
                                        Months     Months     Months  inception)
                                         Ended      Ended      Ended      to
                                        --------------September 30,-------------
                                         1998       1997       1998      1997

Interest income
   Loans ...........................     $ 716     $ --       $ 1,324     $ --
   Taxable securities ..............       141       --           388       --
   Other ...........................        14       --            76       --
                                         -----     -----      -------     -----
      Total interest income ........       871       --         1,788       --
Interest expense
   Deposits ........................       397       --           745       --
   Short-term borrowings ...........         3        10            5        10
                                         -----     -----      -------     -----
      Total interest expense .......       400        10          750        10
                                         -----     -----      -------     -----
Net interest income ................       471       (10)       1,038       (10)
Provision for loan losses ..........       207       --           530
                                         -----     -----      -------     -----
Net interest income after
  Provision for loan losses ........       264       (10)         508       (10)
Non-interest income
   Service charges and fees ........        55       --           176       --
Non-interest expense
   Salaries and employee benefits ..       261        32          737        38
   Occupancy and equipment
     expenses, net .................        43        10          122        10
   Data processing expense .........        49       --           118       --
   Printing and supplies ...........        16         1           55         1
   Advertising .....................        22       --            65       --
   Directors fees ..................         7       --            21       --
   Professional fees ...............        14       --            43       --
   Credit reports and other loan
     expenses ......................        16       --            37       --
   Amortization of organization
     Costs .........................        26       --            48       --
   Other operating expenses ........        20        12           74        14
                                         -----     -----      -------     -----
Total non-interest expense .........       474        55        1,320        63
                                         -----     -----      -------     -----
Income before income taxes .........      (155)      (65)        (636)      (73)
Income taxes .......................      --         --          --         --
                                         -----     -----      -------     -----
Net loss ...........................     $(155)    $ (65)     $  (636)    $ (73)
                                         =====     =====      =======     =====
   Basic and diluted earnings per
     Share .........................     $(.12)    $(.05)     $  (.50)    $(.06)
                                         =====     =====      =======     =====

Comprehensive income (Note 1) ......     $ (92)    $ (65)     $  (558)    $ (73)
                                         =====     =====      =======     =====


                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         (Dollar amounts in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                            Unrealized
                                                              Gain on     Total
                                    Additional              Securities   Share-
                           Common     Paid-in    Retained   Available-  holders'
                            Stock     Capital     Deficit    for-Sale    Equity
Balance at inception,
  (May 27, 1997) ..........  $   --    $   --     $   --     $   --    $   --


Issuance of common stock
  1 share .................      --        --         --         --        --

Net loss May 27, 1997 to
  September 30, 1997 ......      --        --           (8)      --          (8)
                             --------  --------   --------   --------  --------

Balance
  September 30, 1997 ......      --        --           (8)      --          (8)

Issuance of common stock
  1,265,000 shares ........     1,265    11,385       --         --      12,650

Underwriter's discount
  On issuance of common
  stock ...................      --        (816)      --         --        (816)

Costs associated with
  issuance of common
  stock ...................      --        (103)      --         --        (103)

Net loss three months ended
  December 31, 1997 .......      --        --         (232)      --        (232)

Change in unrealized
  gain on securities
  available-for-sale ......      --        --         --           13        13
                             --------  --------   --------   --------  --------

Balance
  December 31, 1997 .......     1,265    10,466       (240)        13    11,504


Net loss nine months
  ended September 30, 1998       --        --         (636)      --        (636)

Change in unrealized
  gain on securities
  available-for-sale ......      --        --         --           78        78
                             --------  --------   --------   --------  --------

Balance
  September 30, 1998 ......  $  1,265  $ 10,466   $   (876)  $     91  $ 10,946
                             ========  ========   ========   ========  ========



                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                        Nine        May 27, 1997
                                                       Months         (date of
                                                       Ended       inception) to
                                                    September 30,  September 30,
                                                        1998            1997
Cash flows from operating activities
   Net loss ............................................   $   (636)   $    (73)
   Adjustments to reconcile net loss to net cash
     from operating activities
      Depreciation and amortization ....................        130        --
      Provision for loan losses ........................        530        --
      Change in assets and liabilities:
         Accrued interest receivable and other assets ..       (375)         (6)
         Accrued interest payable and other liabilities          73         136
                                                           --------    --------
           Net cash from operating activities ..........       (278)         57
Cash flows from investing activities
   Purchase of securities available-for-sale ...........     (4,625)       --
   Maturity of securities available-for-sale ...........      3,540        --
   Loans made to customers, net of payments collected ..    (34,301)       --
   Property and equipment expenditures .................       (608)       (564)
   Organizational costs.................................       --           (53)
                                                           --------    --------
      Net cash from investing activities ...............    (35,994)       (617)
Cash flows from financing activities
   Net change in deposit accounts ......................     37,289        --
   Net change in short-term borrowings .................       (800)        669
   Deferred offering costs .............................       --          (107)
   Proceeds from issuance of common stock ..............       --          --
                                                           --------    --------
      Net cash from financing activities ...............     36,489         562
                                                           --------    --------
Net change in cash and cash equivalents ................        217           2
Cash and cash equivalents at beginning of year .........      1,140        --
                                                           --------    --------
Cash and cash equivalents at  end of year ..............   $  1,357    $      2
                                                           ========    ========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest .........................................   $    597    $   --
      Income taxes .....................................       --          --


                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description  of Business:  The  consolidated  financial  statements  include the accounts of Heartland Bancshares, Inc. (Corporation or Heartland) and its wholly-owned subsidiary, Heartland Community Bank (Bank), after elimination of significant inter-company transactions and accounts. The Bank commenced operation December 17, 1997.

The Corporation operates primarily in the banking industry, which accounts for more than 90% of its revenues, operating income and assets. The Bank is engaged in the business of commercial and retail banking, with operations conducted through its main office located in Franklin, Indiana and a branch location in Greenwood, Indiana. The majority of the Bank's income is derived from commercial and retail business, lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at December 31, 1997 or September 30, 1998.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

--------------------------------------------------------------------------------


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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

--------------------------------------------------------------------------------


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


                                      Three        May 27, 1997       Nine
                                      months         (date of         months
                                      ended        inception) to      ended
                                   September 30,   September 30,   September 30,
                                       1998            1997            1998
Basic earnings per share
    Net loss (in thousands) ....    $      (155)    $        (8)    $      (636)
    Weighted average shares
     outstanding ...............      1,265,000       1,265,000       1,265,000
                                    -----------     -----------     -----------

        Basic earnings per share    $      (.12)    $      (.01)    $      (.50)
                                    ===========     ===========     ===========

Diluted earnings per share
    Net loss (in thousands) ....    $      (155)    $        (8)    $      (636)
    Weighted average shares
     outstanding ...............      1,265,000       1,265,000       1,265,000
    Stock options ..............         83,000            --            83,000
    Assumed shares repurchased
     upon exercise .............        (92,499)          (--)          (81,504)
                                    -----------     -----------     -----------
        Diluted average shares
          outstanding ..........      1,255,501       1,265,000       1,266,496
                                    -----------     -----------     -----------
          Diluted earnings per
           share ...............    $      (.12)    $      (.01)    $      (.50)
                                    ===========     ===========     ===========

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 1998

--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the plan of operation, the financial condition at September 30, 1998 compared to December 31, 1997 and the results of operations for the three and nine month periods ended September 30, 1998 in comparison to the periods from inception May 27, 1997, ended September 30, 1997 and the three months ended September 30, 1997 of Heartland Bancshares, Inc. (Heartland). Heartland was incorporated May 27, 1997 and therefore no additional information is available for the nine-month period ended September 30, 1997. Heartland was formed with the specific intent to form a wholly owned subsidiary state chartered bank (Heartland Community Bank or Bank). Heartland received approval from the Federal Reserve Bank of Chicago to be a bank holding company in the fall of 1997. Operations of the Bank began December 17, 1997.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 1998

--------------------------------------------------------------------------------


The Federal Financial Institutions Examination Council (FFIEC) has issued several statements regarding preparing for the Year 2000 date change and related issues. Those statements have identified specific actions and plans to be adopted by financial institutions, all of which would be materially adversely affected by Year 2000 failure of loan and deposit data processing systems. As of September 30, 1998, Heartland has implemented the procedures and plans set out by FFIEC. Heartland has begun the evaluation and testing of computer and software systems in cooperation with its independent data processing service provider and estimates that the amount of costs that will be incurred to prepare for the date change will not be significant. Although Heartland has no reason to expect that its data processing and other costs and expenses will be significant or that its financial condition and results of operations will be adversely affected by Year 2000 problems, this is a forward-looking statement, and actual expenses may vary materially from current expectations due to the possibility, among other risks, that the Company's data processing service provider will be unable to perform in accordance with the Year 2000 plan and the possibility that the Company's customers may not be Year 2000 compliant.

FINANCIAL CONDITION

Heartland experienced growth through the first nine months of operations for the Bank. Total assets at September 30, 1998 are $50.5 million, an increase of $36.0 million or 248.28% from the December 31, 1997 total assets of $14.5 million. Investment securities total $9.2 million at September 30, 1998 compared to $8.0 million at December 31, 1997, an increase of $1.2 million or 15.00%. Total gross loans were $38.3 million at September 30, 1998, representing growth of $34.3 million, or 858.45%, from the December 31, 1997 total of $ 4.0 million. Fixed assets increased from $1.2 million at December 31, 1997 to $1.8 million at September 30, 1998, net of accumulated depreciation, an increase of $600,000 or 45.73%.

An increase in total deposits of $37.3 million to $39.4 million at September 30, 1998, or 1776.19% from $2.1 million at December 31, 1997 primarily funded the growth in assets. Heartland eliminated the short-term borrowings of $800,000 that were outstanding at December 31, 1997.

RESULTS OF OPERATIONS

Heartland incurred a net loss of $636,000 for the nine months ended September 30, 1998 compared to a net loss of $73,000 for the period from inception May 27, 1997, ended September 30, 1997. Heartland's net loss for the three months ended September 30, 1997 was $65,000 and was $155,000 for the three months ended September 30, 1998. Interest income for the nine months and three months ended September 30, 1998 was $1.8 million and $871,000 respectively and was $0 for the periods from inception May 27, 1997 through September 30, 1997 and the three months ended September 30, 1997. Non-interest income was $176,000 and $55,000 for the nine months and three months ended September 30, 1998. Comparatively, non-interest income was $0 for both the period from inception May 27, 1997, ended September 30, 1997, and the three months ended September 30, 1997.

Interest expense of $750,000 and $400,000 was incurred during the nine months and three months ended September 30, 1998. Interest expense during both the period from inception May 27, 1997, through September 30, 1997 and the three months ended September 30, 1997 was $10,000. Interest expense during the nine months and three months ended September 30, 1998 is related to interest bearing deposits and short-term borrowings. Interest expense during the period from inception May 27, 1997, through September 30, 1997 is related to related party notes payable outstanding during a portion of the development period.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 1998

--------------------------------------------------------------------------------

Provision for loan losses recorded during the nine month and three month periods ended September 30, 1998 was $530,000 and $207,000 compared to $0 in the period from inception May 27, 1997 to September 30, 1997.

Salaries and benefits expense was $737,000 for the nine months ended September 30, 1998 and $261,000 for the three months ended September 30, 1998 compared to $38,000 for the period from inception May 27, 1997, through September 30, 1997 and $32,000 for the three months ended September 30, 1997.

Net occupancy and equipment expenses of $122,000 and $43,000 were incurred during the nine months and three months ended September 30, 1998. During the period from inception May 27, 1997, ended September 30, 1997 and the three months ended September 30, 1997 the net occupancy and equipment expenses were $10,000. The Bank entered into a 10 year lease agreement with a non-related party for a facility located on Highway 135 in Greenwood, Indiana and commenced banking activities in that facility in May, 1998.

Data processing expense was $118,000 for the nine months ended September 30, 1998 and $49,000 for the three months ended September 30, 1998. No data processing expense was incurred during the period from inception May 27, 1997, through September 30, 1997. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions.

Printing and supplies expense was $55,000 and $16,000 for the nine months and three months ended September 30, 1998 and $1,000 for both the period from inception May 27, 1997, through September 30, 1997 and the three months ended September 30, 1998.

Heartland incurred advertising expense of $65,000, $22,000 and $0 during the nine months ended September 30, 1998, the three months ended September 30, 1998 and the period from inception May 27, 1997, ended September 30, 1997, respectively.

Directors fees expense for the nine months ended September 30, 1998 were $21,000, $7,000 for the three months ended September 30, 1998 and $0 for the period from inception May 27, 1997, ended September 30, 1997.

Professional fees expense for the nine months ended September 30, 1998 were $43,000, $14,000 for the three months ended September 30, 1998 and $0 for the period from inception May 27, 1997, ended September 30, 1997.

Credit reports and other loan related expenses for the nine months ended September 30, 1998 were $37,000, $16,000 for the three months ended September 30, 1998 and $0 for the period from inception May 27, 1997, ended September 30, 1997.

During the period of organization, Heartland accumulated costs associated with the organization and began to amortize the resultant asset over a five-year period beginning when organization was complete. A new accounting standard that requires all accumulated organization intangible assets to be currently expensed was adopted during 1998. As a result Heartland will expense the remaining organization costs during 1998. The expense incurred for the nine months ended September 30, 1998 was $48,000 and for the three months ended September 30, 1998 was $26,000. No amortization of organization costs was incurred during the period from inception May 27, 1997 ended September 30, 1997.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 1998

--------------------------------------------------------------------------------


The remaining expenses of $74,000 during the nine months ended September 30, 1998 $20,000 during the three months ended September 30, 1998, $14,000 during the period from inception May 27, 1997, ended September 30, 1997, and $12,000 during the three months ended September 30, 1997 relate to various other items such as postage, insurance and training.

CAPITAL RESOURCES

Shareholders' equity totaled $10.9 million at September 30, 1998, compared to $11.5 million at December 31, 1997. The change is attributable to the net loss of $636,000 for the nine months ended September 30, 1998, partially offset by an increase of $78,000 in unrealized gain on securities available-for-sale from $13,000 at December 31, 1997 to $91,000 at September 30, 1998. As of September 30, 1998, 1,265,000 shares of common stock were issued and outstanding. Additional paid-in capital was $10.5 million at December 31, 1997 and September 30, 1998.

LIQUIDITY

Liquidity management for Heartland focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for Heartland is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. Heartland manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------



Item 6 - Exhibits and Reports on Form 8-K:

             (a)      Exhibit 27:  Financial Data Schedule

             (b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

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


                                           HEARTLAND BANCSHARES, INC.
                                           (Registrant)




                                           /s/Steve Bechman
Date: November 13, 1998                    Steve Bechman
                                           President and Chief Executive Officer







                                           /s/Jeffery D. Joyce
Date: November 13, 1998                    Jeffery D. Joyce
                                           Chief Financial Officer