Form 10KSB
period 1998-12-31
HEARTLAND BANCSHARES INC /IN/
filed 1999-03-30
CIK 1042905

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                     OR

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

Commission File Number: 333-32245

                           HEARTLAND BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

Indiana                                                          35-2017085
(State or Other Jurisdiction of Incorporation             (IRS Employer Id. No.)
 or Organization)

420 North Morton Street
Franklin, Indiana                                                 46131
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (317) 738-3915

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   No
                                         -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this FORM 10-KSB or any amendment to this FORM 10-KSB.  [X]
                               -----
Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of March 23, 1999 of $9.25 per share $11,701,250

Shares of common stock outstanding as of March 23, 1999:           1,265,000

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders of Heartland Bancshares, Inc. for 1998, to the extent stated herein, are incorporated by reference from
   Exhibit 13.1 into Parts I and II.
2. Portions of the Proxy Statement of Heartland Bancshares, Inc. for the Annual Meeting of its Shareholders to be held April 19, 1999, to the extent stated herein, are incorporated by reference from Exhibit 13.2 into Part III.

                          FORM 10-KSB TABLE OF CONTENTS

PART I                                                              Page

Item  1.  Business                                                     4
Item  2.  Properties                                                   9
Item  3.  Legal Proceedings                                            9
Item  4.  Submission of Matters to a Vote of Security Holders          9

PART II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                  9
Item  6.  Selected Financial Data                                     10
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations for the Period
           May 27, 1997 (inception) through December 31, 1997         13
Item  8.  Financial Statements and Supplementary Data                 20
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        20

PART III

Item 10.  Directors and Executive Officers of Heartland               21
Item 11.  Executive Compensation                                      21
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                              21
Item 13.  Certain Relationships and Related Transactions              22

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                 22
Signatures                                                            23

Note:  Dollar amounts are in thousands except per share data.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Heartland Bancshares, Inc. (Heartland) is a one-bank holding company incorporated May 27, 1997. Heartland raised approximately $11,731 in equity capital through the sale of 1,265,000 shares of Heartland's common stock at $10 per share, net of underwriting discounts and offering costs. Proceeds were used to capitalize Heartland Community Bank (the Bank), Heartland's primary asset, a wholly-owned banking subsidiary, an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 1997 and commenced banking operation December 17, 1997.

At December 31, 1998, Heartland had approximately $64,660 of assets, loans of $48,700, deposits of approximately $52,754 and stockholders' equity of approximately $10,916. Heartland's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its offices located in Franklin and Greenwood, Indiana. As of December 31, 1998, The Bank had 28 full time equivalent employees. Heartland has no full time employees. Heartland is subject to regulation by the Federal Reserve Board.

The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC.

The business of Heartland consists primarily of attracting deposits from the general public, originating commercial, residential real estate and consumer loans and purchasing certain investment securities.

Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. Heartland originates adjustable rate first mortgage loans, second mortgage loans and home equity lines of credit secured by single-family homes. Heartland offers commercial loans to area businesses in addition to new home construction loans and business lines of credit.

Heartland also invests in various US Treasury, federal agency, state, municipal and other investment securities permitted by applicable laws and regulations. The principal sources of funds for Heartland's lending activities include deposits received from the general public, amortization and repayment of loans, and maturity of investment securities.

Heartland's primary sources of income are interest on loans, and investment securities. Its principal expenses are interest paid on deposit accounts and borrowings, salaries and employee benefits, premises and equipment expenses, data processing expenses and other overhead expenses incurred in operation.

 Note: Dollar amounts are in thousands except per share data.                  4

SOURCES OF FUNDS

Deposits are the primary source of Heartland's funds for use in lending and for other general business purposes. Proceeds from issuance of common stock in 1997 were also used as a source of funding for loan growth. However, additional issuance of common stock is not in the short-term plans for Heartland.

DEPOSIT ACTIVITIES. Heartland offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. Heartland also obtains deposits on a bid basis from customers or potential customers wishing to deposit amounts of at least $100.

Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited quarterly. Interest earned on money market demand deposit accounts is compounded and credited monthly. The interest rates on these accounts are reviewed by management of Heartland daily and adjusted as often as frequently as deemed necessary based on market conditions and other factors.

BORROWINGS. Heartland borrows federal funds from other commercial banks from time to time to provide for cash flow requirements. These borrowings mature daily and are secured by certain investment securities in Heartland's portfolio. The interest rates on such borrowings may be changed daily. At December 31, 1998, Heartland had $0 in federal funds borrowed compared to $800 at December 31, 1997.

As of December 31, 1998, the Bank was awaiting approval for membership to the Federal Home Loan Bank of Indianapolis (FHLBI), which was received prior to the date of this report. Membership in the FHLBI will provide an additional source of borrowing with limits based on availability of specific collateral such as certain mortgages and investment securities.

Additional   information  regarding  Heartland  and  the  Bank  is  included  in
Heartland's Annual Report to Shareholders for 1998, selected portions of which are filed as Exhibit

SERVICE AREA

Heartland's primary service area is Johnson County, Indiana. Johnson County was the second fastest growing county from 1990 through 1996 based on estimates of the Indiana Business Research Center. Johnson County was ranked the third fastest growing County in Indiana by the United States Census Bureau for 1997. Census data may be obtained from the Census Bureau Internet site WWW.Census.gov. The majority of Heartland's customers reside in Johnson County, particularly in the northern two-thirds of the county, which accounts for over 88% of the county's population, according to the 1990 U.S. Census. Heartland has branches in Franklin and Greenwood, which are the two largest cities in the county.

COMPETITION

Heartland and the Bank face strong competition for deposits, loans and other financial services from numerous Indiana and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which Heartland competes are not subject to the same degree of regulation as Heartland. Many of the financial institutions aggressively compete for business in Heartland's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than Heartland, are larger and will be able to offer certain services that Heartland does not currently offer, including home electronic banking services, and international banking services. In addition, most of these entities have greater capital resources than Heartland, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could Heartland.

 Note: Dollar amounts are in thousands except per share data.                  5

REGULATION AND SUPERVISION OF HEARTLAND

Heartland is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is registered as such with the Board of Governors of the Federal Reserve System ("Federal Reserve"). Heartland is examined, regulated and supervised by the Federal Reserve and is required to file annual reports and other information regarding its business and operations and the business and operations of its subsidiaries with the Federal Reserve. The Federal Reserve has the authority to issue cease and desist orders against a bank holding company if it determines that activities represent an unsafe and unsound practice or a violation of law.

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

Acquisitions by Heartland of banks and savings associations are also subject to regulation. Any acquisition by Heartland of more than five percent of the voting stock of any bank requires prior approval of the Federal Reserve.

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

REGULATION AND SUPERVISION OF THE BANK

The Bank is supervised, regulated and examined by the DFI and, as a state nonmember bank, by the FDIC. A cease or desist order may be issued by the DFI and FDIC against the Bank if the respective agency finds that the activities of the Bank represent an unsafe and unsound banking practice or violation of law. The deposits of the Bank are insured by the FDIC.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval of, the Bank's primary federal regulatory authority and the DFI. Under Indiana law, the Bank may branch anywhere in the state.

 Note: Dollar amounts are in thousands except per share data.                  6

Heartland is a legal entity separate and distinct from the Bank. There are various legal limitations on the extent to which the Bank can supply funds to Heartland. The principal source of Heartland's funds consists of dividends from the Bank. State and federal laws restrict the amount of dividends which may be paid by banks. In addition, the Bank is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to Heartland or any of its subsidiaries, or investments in the stock or other securities as collateral for loans.

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include the discount rate on member bank borrowing and changes in reserve requirements against member bank deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Registrant and the Bank.

CAPITAL REQUIREMENTS

Heartland must meet certain minimum capital requirements mandated by the FDIC and the DFI. These regulatory agencies require financial institutions to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. Heartland is not required to comply with Federal Reserve capital requirements because it has consolidated assets of less than $150,000.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Bank meets all applicable capital adequacy requirements as of December 31, 1998 and December 31, 1997.


 Note: Dollar amounts are in thousands except per share data.                  7

As of December 31, 1998 and 1997, the Bank was categorized well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.


                                                                Minimum Required
                                                                   To Be Well
                                           Minimum Required    Capitalized Under
                                              For Capital      Prompt Corrective
                               Actual      Adequacy Purposes  Action Regulations
                           Amount   Ratio   Amount    Ratio   Amount    Ratio
                           ------   -----   ------    -----   ------    -----
1998
Total capital
(to risk weighted assets)$  8,606  17.0%    $4,056     8%      $5,070    10%
Tier 1 capital
(to risk weighted assets)   7,971  15.7      2,028     4       3,042      6
Tier 1 capital
(to average assets)         7,971  14.5      2,196     4       2,745      5

1997
Total capital
(to risk weighted assets)$  8,733   157%    $444       8%      $555      10%
Tier 1 capital
(to risk weighted assets)   8,661   156      222       4        333       6
Tier 1 capital
(to average assets)         8,661   352       99       4        123       5


FORWARD-LOOKING STATEMENTS

This Form 10-KSB and future filings made by Heartland with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Heartland and the Bank, and oral statements made by executive officers of Heartland and the Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Bank do business, (b) expectations regarding revenues, expenses, and earnings for Heartland and the Bank, (c) the impact of future or pending acquisitions, (d) deposit and loan volume, and (e) new products or services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

To comply with the terms of a "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 that protects the making of such forward-looking statements from liability under certain circumstances, Heartland notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. These risks and uncertainties that may affect the operations, performance, development and results of Heartland's business include, but are not limited to, the following: (a) the risk of adverse changes in business and economic conditions generally and in the specific markets in which the Bank operate which might adversely affect credit quality and deposit and loan activity; (b) the risk of rapid increases or decreases in interest rates, which could adversely affect Heartland's net interest margin if changes in its cost of funds do not correspond to the changes in income yields;

 Note: Dollar amounts are in thousands except per share data.                  8

(c) possible changes in the legislative and regulatory environment that might negatively impact Heartland and the Bank through increased operating expenses or restrictions on authorized activities; (d) the possibility of increased competition from other financial and non-financial institutions; (e) the risk that borrowers may misrepresent information to management of the Bank, leading to loan losses, which is an inherent risk of the activity of lending money; and
(f) the risk that banks that Heartland may acquire in the future may be subject to undisclosed asset quality problems, contingent liabilities or other unanticipated problems; and (g) other risks detailed from time to time in Heartland's filings with the Securities and Exchange Commission. The Corporation and the Bank do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.


ITEM 2.  PROPERTIES

Heartland owns its home office at 420 North Morton Street, Franklin, Indiana. The facility is used as the main banking office and Heartland's headquarters. The 5,700 square foot building was constructed over 25 years ago and underwent an extensive renovation prior to the opening of Heartland.

Heartland leased a temporary branch office in Greenwood, Indiana from January to May, at which time the permanent leased facility was occupied. The lease for the permanent facility is for 3,800 square feet of space in a strip center with approximately three to four other tenants. The term of the lease is ten years with an option to renew.

ITEM 3.  LEGAL PROCEEDINGS

Heartland and the Bank were not involved in any legal proceedings at December 31, 1998 or 1997.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Heartland had 1,265,000 shares of Common Stock issued and outstanding to approximately 1,800 shareholders (including those shares held in street name) on March 23, 1999.

 Note: Dollar amounts are in thousands except per share data.                  9

The Common Stock has been quoted on the NASD Over-the-Counter Bulletin Board since October 3, 1997. The following table sets forth the reported high and low bid prices of the Common Stock for the quarter indicated as reported on the NASD Over-the-Counter Bulletin Board.

                                            High            Low

      Fourth Quarter 1997                  $12.87          $ 8.75
      First Quarter 1998                    11.50            8.50
      Second Quarter 1998                   11.87           10.00
      Third Quarter 1998                    11.00            7.50
      Fourth Quarter 1998                  $ 9.00          $ 7.00


The prices quoted above represent prices between dealers and do not include adjustments for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. Prior to October 3, 1997, there was no established trading market for the Common Stock.

Heartland has not paid dividends since its inception. Funding for possible future dividends by Heartland would primarily come from dividends paid by the Bank. The Bank is subject to restrictions on the payment of dividends under Indiana law and Indiana Department of Financial Institutions regulations. See "Supervision and Regulation -- Dividends" above. No assurance can be given that any dividends will be declared by Heartland in the future, or if declared, what the amount of the dividends would be or whether such dividends, once declared, would continue. Future dividend policy will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of Heartland.

ITEM 6. SELECTED FINANCIAL DATA.

The  information  presented  below  should  be  read  in  conjunction  with  the consolidated financial statements, which are included herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     Year Ended         May 27, 1997(inception)
Income Statement Data:            December 31,1998     through December 31, 1997
                               -------------------     -------------------------

Total interest income                   $   3,140                $    165
Total interest expense                      1,307                      12
Net interest income                         1,833                     153
Provision for loan loss                       700                      46
Noninterest income                             56                       -
Noninterest Expense                         1,817                     347
Provision for income taxes                      -                       -
Net loss                                   $ (628)               $   (240)
Net loss per share                         $ (.50)               $   (.19)
Average shares                          1,265,000               1,265,000

 Note: Dollar amounts are in thousands except per share data.                 10


                                      At December 31,            At December 31,
                                           1998                       1997
                                           ----                       ----
Balance Sheet Data:
Total Assets                              $  64,660               $  14,519
Loans, Net of Allowance
for Loan Loss                                48,700                   3,912
Demand & Savings Deposits                    17,738                   1,591
Time Deposits                                35,016                     488
Stockholders' Equity                         10,916                  11,504
Book Value Per Share                      $    8.63               $    9.09
Equity to Asset Ratio                         16.88%                  79.23%

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables depict for the year ended December 31, 1998 and the period from inception through December 31, 1997, certain information related to Heartland's average balance sheets and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                    Year Ended          May 27, 1997(inception)
                                 December 31,1998      through December 31, 1997
                                 Average/   Yield/        Average/    Yield/
                                  Balance    Rate          Balance     Rate
                                  -------    ----          -------     ----
Interest earning assets
   Federal funds sold           $  2,581      3.83%        $  729       5.49%
   Taxable securities              8,647      6.05          1,635       6.18
   Non-taxable securities            152      3.71              -
   Loans                          25,047     10.03            230      10.43
                                --------                   ------

Total interest earning assets   $ 36,427      8.62         $2,594       6.36
                                ========                   ======

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and Savings
      Deposits                     6,718      4.01%            20      3.77%
   Time deposits                  18,048      5.70             22      6.00
   Short-term borrowings             150      5.82            128      8.29
                                --------                   ------

Total interest bearing
 liabilities                    $ 24,916      5.25         $  170      7.47
                                ========                   ======


                                                           1998        1997
                                                           ----        ----
Average yield on interest-earning assets                   8.62%       6.36%
Average rate paid on interest-bearing liabilities          5.25        7.47
Net interest spread                                        3.37       (1.11)
Net interest margin (net interest earnings divided
 by total interest-earning assets)                         5.03        5.90
Return on average assets                                  (1.34)      (7.56)
Return on average equity                                  (3.24)      (8.29)


 Note: Dollar amounts are in thousands except per share data.                 11

LOANS. Heartland's loans, before adjusting for the allowance for loan losses, totaled $49,442 at December 31, 1998 and $3,958 at December 31, 1997.

The following table sets forth information concerning the composition of Heartland's loan portfolio in dollar amounts and percentages as of December 31, 1998 and 1997.

                                     1998                  1997
                                       Percent of            Percent of
                              Amount      Total       Amount    Total
                              ------      -----       ------    -----
TYPE OF LOAN
Commercial loans and leases   $26,475      54.36%    $ 2,960      75.66%
Real estate construction        7,409      15.21         136       3.48
Residential mortgages
 (1-4 family homes)             6,241      12.81         189       4.83
Consumer                        9,317      19.12         673      17.20
                              -------   --------     -------   --------
Gross loans                    49,442     101.50       3,958     101.17
Allowance for loan losses        (742)     (1.50)        (46)     (1.17)
                              -------   --------     -------   --------
Loans, net                    $48,700     100.00%    $ 3,912     100.00%
                              =======   ========     =======   ========


The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in Heartland's loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter than contractual maturities. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below.

                                            Remaining Maturities
                                            One Year   Over one to  Over five
                                 Amount      or less   five years     years
                                 ------      -------   ----------     -----
TYPE OF LOAN
  Commercial                     $26,475     $ 7,360    $ 4,988    $ 14,127
  Real estate construction         7,409       4,650      2,759           -
  Residential mortgages
   (1-4 family homes)              6,241         136        114       5,991
  Consumer                         9,317       2,916      4,562       1,839
                                 -------     -------    -------     -------
  Total                          $49,442     $15,062    $12,423     $21,957
                                 =======     =======    =======     =======


 Note: Dollar amounts are in thousands except per share data.                 12

INVESTMENT SECURITIES. The following table sets forth the carrying value of Heartland's investment portfolio as of December 31:

Securities Available-for-Sale

                                                 Gross      Gross    Estimated
                                    Amortized Unrealized  Unrealized   Market
                                      Cost       Gains      Losses      Value
                                      ----       -----      ------      -----
1998

   U.S. Government and its agencies $  9,577   $    71   $    (16)  $ 9,632
   Obligations of states and
    political subdivisions               614         1         (3)      612
   Mortgage back securities              213         -          -       213
                                    --------   -------   --------   -------

                                    $ 10,404   $    72   $    (19)  $10,457
                                    ========   =======   ========   =======

1997

   U.S. Government and its agencies $  7,949   $    18   $     (5)  $ 7,962
   Obligations of states and
    political subdivisions                50         -          -        50
                                    --------   -------   --------   -------

                                    $  7,999   $    18   $     (5)  $ 8,012
                                    ========   =======   ========   =======


The following table sets forth the maturities of investment securities at December 31, 1998 and the weighted-average yield (on a tax equivalent basis) on such securities.

                                                        Estimated   Weighted
                                            Amortized     Market     Average
                                              Cost        Value       Yield
                                              ----        -----       -----
Due in one year or less                      $  1,000   $   1,008      5.69%
Due after one year through five years           7,139       7,198      5.85
Due after five years through ten years          2,052       2,038      5.60
Due after ten years                                 -           -         -
Mortgage-backed securities                        213         213      6.29
                                             --------   ---------    ------
Total                                        $ 10,404   $  10,457      5.79%
                                             ========   =========    ======

1. Computation of yields is performed using amortized cost.



ITEM  7.MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
        RESULTS      OF       OPERATIONS       FOR      THE      YEAR      ENDED
        DECEMBER 31, 1998 AND FOR THE PERIOD MAY 27, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997.

GENERAL

Heartland Bancshares, Inc. ("Heartland") is a one-bank holding company incorporated May 27, 1997. Heartland's primary asset is its wholly owned banking subsidiary, Heartland Community Bank ("the Bank"), an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 1997 and commenced banking operation December 17, 1997. Heartland's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its offices located in Franklin and Greenwood, Indiana.

 Note: Dollar amounts are in thousands except per share data.                 13

Due to the short period of actual operations preceding December 31, 1997, it is difficult to make meaningful comparisons between the amounts outstanding at December 31, 1998 and those at the previous period end.

At December 31, 1998, Heartland had approximately $64,660 in total assets, an increase of $50,141 from December 31, 1997 total of $14,519. Those assets were primarily loans of $48,700 and investment securities of $10,457 at December 31, 1998 compared to December 31, 1997 totals of $3,958 and $8,012 respectively. Total deposits at December 31, 1998 were approximately $52,754 compared to $2,079 at December 31, 1997. Total shareholders' equity was approximately $10,916 and $11,504 at December 31, 1998 and December 31, 1997. The decrease in equity was due to the net loss for the year ended December 31, 1998.

The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC.

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

YEAR 2000

The Federal Financial Institutions Examination Council (FFIEC) has issued several statements regarding preparing for the Year 2000 date change and related issues. Those statements have identified specific actions and plans to be adopted by financial institutions, in an effort for them to avoid being materially adversely affected by Year 2000 failure of data processing systems. As of December 31, 1998, Heartland has implemented the procedures and plans set out by FFIEC. Heartland has completed the evaluation and testing of computer and software systems in cooperation with its primary independent data processing service provider and estimates that the amount of costs that will be incurred to prepare for the date change will not be significant. Heartland has also implemented evaluation and testing strategies for all areas of Heartland and has begun efforts to communicate with customers and vendors regarding Heartland's efforts toward Year 2000 compliance.

Although Heartland has no reason to expect that its data processing and other costs and expenses will be significant or that its financial condition and results of operations will be adversely affected by Year 2000 problems, this is a forward-looking statement, and actual expenses may vary materially from current expectations due to the possibility, among other risks, that Heartland's data processing service provider will be unable to perform in accordance with the Year 2000 plan and the possibility that Heartland's customers may not be Year 2000 compliant.


 Note: Dollar amounts are in thousands except per share data.                 14

RESULTS OF OPERATIONS

Heartland's operating results during the period from inception on May 27, 1997 through December 31, 1997 were limited to various expenses related to the development stage and 14 calendar days of banking operations at the close of the period and are therefore not comparable to the operating results for the year ended December 31, 1998. Changes in income and expenses between the two periods relate primarily to this difference unless otherwise stated in the following discussion. Heartland incurred net losses of $628 for the year ended December 31, 1998 or $(.50) per share and $240 or $(.19) per share for the period from inception, through December 31, 1997.

Heartland's net losses for its second and third quarters in 1998 declined from the net loss for the preceding quarter, and Heartland posted its first profitable quarter since inception in the fourth quarter of 1998. See Table 1 to this Item 7 Discussion for unaudited interim financial data for 1998.

Comprehensive income consists of net income and other comprehensive income such as unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. Comprehensive loss was $588 for the year ended December 31, 1998 and $227 for the period from inception through December 31, 1997.

Interest income of $3,140 was earned during the year ended December 31, 1998 compared to $165 for the period from inception through December 31, 1997 and was primarily generated from investment securities and loans. Interest expense of $1,307 was incurred during the year ended December 31, 1998 and $12 during the period from inception through December 31, 1997. Interest expense is primarily related to deposits during 1998. For 1997, interest expense was primarily for related party notes payable used to fund start-up costs and a note payable obtained during the organization period to purchase the main office facility. All such notes payable were repaid in 1997.

The net interest income for the year ended December 31, 1998 was $1,833 compared to $153 for the period from inception through December 31, 1997.

The provision for loan losses was $700 for the year ended December 31, 1998 and $46 for the period from inception through December 31, 1997. Total charge-offs were $4 during the year ended December 31, 1998 and $0 during the period from inception through December 31, 1997. There were no recoveries of loans during the periods.

Non-interest income was $56 for the year ended December 31, 1998 and $0 for the period from inception through December 31, 1997 and consisted of miscellaneous fees, service charges and other income.

Salaries and benefits expense for the year ended December 31, 1998 was $1,016 compared to $195 for the period from inception through December 31, 1997. Salaries and benefits were paid to employees during the development stage for services performed.

 Note: Dollar amounts are in thousands except per share data.                 15

Occupancy and equipment expenses of $167 and $28 were incurred during the year ended December 31, 1998 and the period from inception through December 31, 1997. During 1998 those expenses consisted primarily of the lease payments for the branch facility, depreciation and utilities expenses. During the period from inception through December 31, 1997, occupancy and equipment expenses were primarily depreciation and utilities expenses. The permanent branch facility was occupied in the second quarter of 1998 and therefore a full 12 months of lease expense was not incurred in the year ended December 31, 1998.

Data processing expenses were $183 for the year ended December 31, 1998 and were $31 for the period from inception through December 31, 1997.

Printing and Supplies expenses for the year ended December 31, 1998 totaled $69, while they were $31 for the period from inception through December 31, 1997.

Advertising expenses during the year ended December 31, 1998 were $79 and were $17 during the period from inception through December 31, 1997.

Director fees were $28 for the year ended December 31, 1998. No director fees were paid during the period from inception through December 31, 1997.

Credit reports and loan expenses were $45 for the year ended December 31, 1998 and were $2 for the period from inception through December 31, 1997

Professional fees of $54 and $7 were incurred for the year ended December 31, 1998 and the period from inception through December 31, 1997.

During the year ended December 31, 1998, Heartland adopted a new accounting standard that requires that costs associated with the organization and start-up of a business be expensed as incurred. Consequently, all previously unamortized costs associated with the organization of Heartland were expensed during 1998 in the amount of $75. The amortization expense incurred for organizational cost under the previous accounting standard was $1 for the period from inception through December 31, 1997.

The remaining expenses of $101 for the year ended December 31, 1998 and $35 for the period from inception through December 31, 1997, relate to various other items such as postage, insurance and training.


LENDING ACTIVITIES

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

 Note: Dollar amounts are in thousands except per share data.                 16

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

COMMERCIAL LENDING. Commercial loans include loans secured by commercial real estate or deposits, construction loans and loans for business purchases, operations, inventory and lines of credit. At December 31, 1998, commercial loans totaled $26,475 or 54.36% of Heartland's loan portfolio compared to $2,960 or 75.66% of Heartland's loan portfolio at December 31, 1997.

REAL ESTATE CONSTRUCTION LOANS. Heartland offers residential construction mortgage loans with maturities of twelve months or less at interest rates which vary with current market rates. The application process includes the same items which are required for other residential mortgage loans and include a submission of accurate plans, specifications and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Appraisal reports are completed by designated fee appraisers, and loans are based on the current appraised value. Loans of up to 80% of such amount may be offered for a maximum period of twelve months for the construction of the properties securing the loans. Extensions are permitted, when circumstances warrant, if construction has continued satisfactorily and the loan is current. At December 31, 1998, residential construction mortgage loans totaled $7,409 or 15.21% of Heartland's loan portfolio compared to $136, or 3.48% of Heartland's loan portfolio at December 31, 1997.

RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans are predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, Heartland currently originates adjustable rate first mortgage loans ("ARMs"), second mortgage loans and home equity lines of credit also with adjustable rates. At December 31, 1998, Heartland's residential mortgage loans totaled approximately $6,241 or 12.8% of Heartland's total loans compared to $189 or 4.83% of Heartland's total loans at December 31, 1997.

Fire and casualty insurance is required on all mortgage loans as well as abstracts of title or title insurance.

CONSUMER LENDING. Heartland makes various types of consumer loans including loans to depositors secured by pledges of their deposit accounts, new and used automobile loans, and secured and unsecured personal loans. At December 31, 1998, Heartland's Consumer loans totaled approximately $9,317 or 19.12% of Heartland's total loans compared to $673 or 17.20% of Heartland's total loans at December 31, 1997.

 Note: Dollar amounts are in thousands except per share data.                 17

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming assets consist of impaired and nonperforming loans, real estate owned (acquired in foreclosure), and other repossessed assets. Impaired loans include loans on which interest recognition has been suspended because they are 90 days past due as to interest or principal and loans where there is a question about the Bank's ability to collect all principal and interest. Nonperforming loans include accruing loans that are contractually past due 90 days or more as to interest or principal payments. Nonperforming assets totaled $3 and $0 at December 31, 1998 and 1997.

Due to risks inherent in lending, management estimates that a certain amount of loan balances outstanding at December 31, 1998 and 1997 may not be fully collected. Although the Bank's management emphasizes the early detection and charge-off of loan losses, it is inevitable that at any time certain losses exist in the portfolio which have not been specifically identified. To reflect the expense for such losses, a provision for loan losses is charged to earnings. Actual losses, when identified, are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. The determination of the adequacy of the allowance for loan loss is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. Management estimates the allowance balance required based on known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations may be made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged-off.

At December 31, 1998, the balance of the allowance for loan losses was $742 or 1.5% of gross loans outstanding, compared to $46 or 1.2% of gross loans outstanding at December 31, 1997. Provision charged to earnings in the year ended December 31, 1998 was $700 compared to $46 for the period from May 27, 1997 (inception) through December 31, 1997. Charge-offs were $4 in the year ended December 31, 1998 and $0 in the period from May 27, 1997 (inception) through December 31, 1997. There were no recoveries during either period.

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

LIQUIDITY, RATE SENSITIVITY AND CAPITAL RESOURCES

Liquidity is a measure of Heartland's ability to meet its customers' present and future deposit withdrawals and/or increased loan demand without unduly penalizing earnings. Interest rate sensitivity involves the relationship between rate sensitive assets and liabilities and is an indication of the probable effects of interest rate movements on Heartland's net interest income. Heartland manages both its liquidity and interest sensitivity through a coordinated asset/liability management program directed by the Asset Liability Committee.

 Note: Dollar amounts are in thousands except per share data.                 18

Liquidity is provided by projecting loan demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. Heartland has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At December 31, 1998,
Heartland had $10,457 or 16.2% of total assets in investment securities available for sale. Heartland also had $1,200 of federal funds sold and an additional $2,000 available from unused federal funds purchased agreements.

Heartland also utilizes securities repurchase agreements with individual customers as a source of funding. At December 31, 1998, repurchase agreements totaled $740. There were no repurchase agreements outstanding at December 31, 1997.

As of December 31, 1998, the Bank was awaiting approval for membership to the Federal Home Loan Bank of Indianapolis (FHLBI), which was received in March, 1999. Membership in the FHLBI will provide an additional source of borrowing with limits based on availability of specific collateral such as certain mortgages and investment securities.

Concern has been raised regarding the ability of financial institutions to provide funding for possible large cash requirements by consumers related to the Year 2000 date change. Heartland has plans and procedures in place to estimate the amount of cash needed for such requirements by its customers and to acquire that cash in advance. Plans include lines of credit and vault services contracted with the Federal Reserve Bank of Chicago, FHLBI and a large regional correspondent bank.

Management believes that expected deposit growth, maturing investment securities and unused borrowing sources will be adequate to meet the liquidity needs for the foreseeable future.

Heartland manages its rate sensitivity position through the use of variable-rate loans and by matching funds acquired, having a specific maturity, with loans, securities or money market investments with similar maturities. Heartland employs a variety of measurement techniques to identify and manage its exposure to changing interest rates. A simulation model is used to measure Heartland's net interest income volatility to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Additionally, a rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The most restrictive capital adequacy requirement currently in place is from the agreement with the Federal Deposit Insurance Corporation in conjunction with the approval for deposit insurance, which requires that a minimum total capital to total assets ratio of 8% be maintained for the first three years of operation. The Bank's corresponding capital ratio at December 31, 1998 was 13.0% compared to 74.3% at December 31, 1997.

 Note: Dollar amounts are in thousands except per share data.                 19

INTERIM FINANCIAL DATA. The following table sets forth certain unaudited operating results for each period indicated and is presented to assist the reader in understanding the recent trends experienced by Heartland. Information from the year ended December 31, 1997 has not been presented due to the short period of operation and lack of comparability.

Table 1, Unaudited
                                          For the three months ended
                                  December 31 September 30  June 30  March 31
                                  ----------- ------------  -------  --------
1998

   Total interest income         $   1,207   $     908   $      672  $     352
   Total interest expense              557         400          267         83
                                 ---------   ---------   ----------  ---------
   Net interest income                 650         508          405        269
   Provision for loan loss             170         207          180        143
   Noninterest income                   25          18            9          4
   Noninterest expense                 498         474          431        414
                                 ---------   ---------   ----------  ---------
   Provision for income taxes            -           -            -          -
                                 ---------   ---------   ----------  ---------
   Net loss                              8        (155)        (197)      (284)
                                 =========   =========   ==========  =========
   Net income/(loss) per share   $     .01        (.12)        (.16)      (.22)
   Average shares                1,265,000   1,265,000    1,265,000  1,265,000



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Heartland's Financial Statements are included in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

None


 Note: Dollar amounts are in thousands except per share data.                 20

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF HEARTLAND

Information relating to directors and executive officers of Heartland is included under the caption "Election of Directors" in the 1999 Proxy Statement of Heartland, which section is incorporated herein by reference. Addition information relating to non-director executive officers is listed below.

Executive Officers:

John M. Morin1
Vice President
Age 49

K. Keith Fox2
Vice President
Age 39

R. Trent McWilliams3
Vice President
Age 47

Jeff Joyce4
Vice President and Chief Financial Officer
Age 28

1 Mr. Morin served in various positions at Citizens Bank of Central Indiana from 1985 until his resignation in 1997, most recently as Vice President in charge of retail lending.
2 Mr. Fox served in various  positions at Citizens Bank of Central  Indiana from
  1985 until his resignation in 1997, most recently as Commercial Loan Officer. 3 Mr. McWilliams served in various positions at Union Federal Savings Bank until his resignation in 1997, most recently as Vice President in charge of Marketing.
4 Mr. Joyce is a Certified Public Accountant who served in various positions, including Staff Accountant and Senior Accountant in the Financial Institutions Group at Crowe, Chizek and Company LLP from 1992 until his resignation in 1997.



ITEM 11.   EXECUTIVE COMPENSATION

Information relating to compensation of Heartland's Executive officers and Directors is included under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the 1999 Proxy Statement of Heartland, which sections are incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management of Heartland is included under the caption "Election of Directors" of the 1999 Proxy Statement of Heartland, which section is incorporated herein by reference.

ITEM 13.   CERTAIN BUSINESS RELATIONSHIPS AND TRANSACTIONS

During 1998 and 1997, the Bank had, and expects to continue to have in the future, banking transactions in the ordinary course of business with Directors, officers and principal shareholders of Heartland and their associates. These transactions have been made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Exhibit NO.     Description

3.1             Amended and  Restated  Articles of  Incorporation  of  Heartland
                Bancshares, Inc., which are incorporated by reference to Exhibit
                3.1 in the  Registration  Statement  Form  SB-2,  filed July 28,
                1997, as amended, ("Form SB-2")
3.2             Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2.
10.1            1997 Stock Option Plan,  which is  incorporated  by reference to
                Exhibit 10.1 in the Form SB-2.
10.2            1997  Stock  Option  Plan for  Nonemployee  Directors,  which is incorporated by reference to Exhibit 10.2 in the Form SB-2.
10.3            Form of Organization Agreement Under Which Debt
                Described in Prospectus as "Borrowings" Was Incurred, which is incorporated by reference to Exhibit 10.3 in the Form SB-2.
10.4            Purchase Agreement and Note (Franklin,  Indiana property), which are incorporated by reference to Exhibit 10.4 in the Form SB-2.
10.5            Lease (Greenwood,  Indiana  property),  which is incorporated by reference to Exhibit 10.5 in the Form SB-2.
13.1            The Registrant's Annual Report to Shareholders for the year ended December 31, 1998
13.2            The Registrant's 1999 Proxy Statement
27              Financial Data Schedule (EDGAR filing only)

(a) 1. FINANCIAL STATEMENTS. The following information appears elsewhere in this Annual Report on FORM 10-KSB on the pages indicated

                                                                       Page

Independent Auditor's Report on financial statements.                   F-1

Consolidated Balance Sheets at December 31, 1998 and 1997               F-2

Consolidated  Statements of Income for the year ended
 December 31, 1998 and the period from May 27, 1997 (inception)
 through December 31, 1997                                              F-3

Consolidated  Statements of Changes In  Shareholders'  Equity
 for the year ended December 31, 1998 and the period from
 May 27, 1997 (inception) through December 31, 1997                     F-4

Consolidated  Statements of Cash Flows for the year ended
 December 31, 1998 and the period from May 27, 1997 (inception)
 through December 31, 1997                                              F-5

Notes to consolidated financial statements.                             F-6

(b) 1. No reports on Form 8-K were filed during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 1999.

HEARTLAND BANCSHARES, INC.

By:/s/ Steven L. Bechman
   ---------------------------------
Steven L. Bechman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

/s/ Steven L. Bechman   March 26, 1999
- -----------------------------
Steven L. Bechman, Director
(Chief Executive Officer)

/s/ Gordon Dunn         March 26, 1999
- -----------------------------
Gordon Dunn, Chairman


/s/ Sharon Acton        March 26, 1999
- -----------------------------
Sharon Acton, Director

/s/ Jeffrey L. Goben    March 26, 1999
- -----------------------------
Jeffrey L. Goben, Director

/s/ J. Michael Jarvis   March 26, 1999
- -----------------------------
J. Michael Jarvis, Director

/s/ John Norton         March 26, 1999
- -----------------------------
John Norton, Director

/s/ Robert Richardson   March 26, 1999
- -----------------------------
Robert Richardson, Director

/s/ Patrick A. Sherman  March 26, 1999
- -----------------------------
Patrick A. Sherman, Director

/s/ James C. Stewart    March 26, 1999
- -----------------------------
James C. Stewart, Director

/s/ Jeffery D. Joyce    March 26, 1999
- -----------------------------
Jeffery D. Joyce, Chief Financial Officer
(Principal Financial and Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Heartland Bancshares, Inc.
Franklin, Indiana


We have audited the accompanying consolidated balance sheets of Heartland Bancshares, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and the period from May 27, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland
Bancshares, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from May 27, 1997 (date of inception) through December 31, 1997 in conformity with generally accepted accounting principles.





                                          Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 24, 1999


                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                    (Amounts in thousands, except share data)

------------------------------------------------------------------------------


                                                             1998        1997
                                                             ----        ----
ASSETS
Cash and due from banks                                    $  1,963   $  1,140
Federal funds sold                                            1,200          -
                                                           --------   --------
      Total cash and cash equivalents                         3,163      1,140

Securities available-for-sale, at market                     10,457      8,012
Loans                                                        49,442      3,958
Allowance for loan losses                                      (742)       (46)
                                                           --------   --------
      Loans, net                                             48,700      3,912
Premises, furniture and equipment, net                        1,707      1,207
Accrued interest receivable and other assets                    633        248
                                                           --------   --------
                                                           $ 64,660   $ 14,519
                                                           ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                            $  4,341   $    988
   Interest-bearing demand and savings deposits              13,397        603
   Interest-bearing time deposits                            35,016        488
                                                           --------   --------
      Total deposits                                         52,754      2,079
   Short-term borrowings                                        740        800
   Accrued interest payable and other liabilities               250        136
                                                           --------   --------
                                                             53,744      3,015

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued and outstanding      1,265      1,265
   Additional paid-in capital                                10,466     10,466
   Accumulated deficit                                         (868)      (240)
   Accumulated other comprehensive income                        53         13
                                                           --------   --------
                                                             10,916     11,504
                                                             ------     ------
                                                           $ 64,660   $ 14,519
                                                           ========   ========


                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                Year ended December 31, 1998 and the period from
       May 27, 1997 (date of inception) through December 31, 1997 (Dollar amounts in thousands, except per share data)
------------------------------------------------------------------------------
                                                             1998        1997
                                                             ----        ----
Interest income
   Loans, including fees                                   $  2,512    $    24
   Securities:
      Taxable                                                   523        101
      Non-taxable                                                 6          -
   Federal funds sold                                            99         40
                                                           --------    -------
                                                              3,140        165
Interest expense
   Deposits                                                   1,298          1
   Short-term borrowings                                          9         11
                                                           --------    -------
                                                              1,307         12

Net interest income                                           1,833        153

Provision for loan losses                                       700         46
                                                           --------    -------

Net interest income after provision for loan losses           1,133        107

Noninterest income
   Service charges and fees                                      56          -
Noninterest expense
   Salaries and employee benefits                             1,016        195
   Occupancy and equipment expenses, net                        167         28
   Data processing expense                                      183         31
   Printing and Supplies                                         69         31
   Advertising                                                   79         17
   Director fees                                                 28          -
   Credit reports and other loan expenses                        45          2
   Professional fees                                             54          7
   Amortization of organization cost                             75          1
   Other operating expenses                                     101         35
                                                           --------    -------
                                                              1,817        347

Loss before income taxes                                       (628)      (240)

Income taxes                                                      -          -
                                                           --------    -------

Net loss                                                   $   (628)   $  (240)
                                                           ========    =======

Basic and diluted earnings per share                       $   (.50)   $  (.19)
                                                           ========    =======



                           HEARTLAND BANCSHARES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Year ended
                      December 31, 1998 and the period from
       May 27, 1997 (date of inception) through December 31, 1997 (Dollar amounts in thousands, except share through data)

------------------------------------------------------------------------------


                                                          Accumulated
                                                             Other       Total
                                     Additional  Accum-     Compre-     Share-
                             Common    Paid-in   ulated     hensive    holders'
                              Stock    Capital   Deficit    Income      Equity
                              -----    -------   -------    ------      ------
Balance at inception,
  (May 27, 1997)           $     -   $     -   $     -   $       -   $       -

Issuance of common stock
  1,265,000 shares           1,265    11,385         -           -      12,650

Underwriter's discount on
  issuance of common stock       -      (816)        -           -        (816)

Costs associated with
  issuance of common stock       -      (103)        -           -        (103)

Comprehensive income (loss)

   Net loss for 1997                              (240)                   (240)

   Change in unrealized
    gain on securities
     available-for-sale                                         13          13
                                                                     ---------
Total comprehensive loss                                                  (227)
                          --------  --------  --------    --------    --------
Balance December 31, 1997    1,265    10,466      (240)         13      11,504

Comprehensive income (loss)

   Net loss for 1998                              (628)                   (628)

   Change in unrealized
    gain on securities
     available-for-sale                                         40          40
                                                                     ---------
Total comprehensive income                                                (588)
                          --------  --------  --------    --------    --------
Balance December 31, 1998  $ 1,265   $10,466   $  (868)  $      53   $  10,916
                           =======   =======   =======   =========   =========




                           HEARTLAND BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS Year ended
                      December 31, 1998 and the period from
           May 27, 1997 (date of inception) through December 31, 1997
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

                                                             1998        1997
                                                             ----        ----
Cash flows from operating activities
   Net loss                                                $   (628)  $   (240)
   Adjustments to reconcile net loss to net cash
     from operating activities
      Depreciation and amortization                             190          5
      Provision for loan losses                                 700         46
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (460)      (248)
         Accrued interest payable and other liabilities         114        136
            Net cash from operating activities                  (84)      (301)

Cash flows from investing activities
   Purchase of securities available-for-sale                 (8,033)    (7,999)
   Proceeds from calls and maturities of securities
     available-for-sale                                       5,624          -
   Loans made to customers, net of payments collected       (45,488)    (3,958)
   Net purchases of property and equipment                     (611)    (1,212)
                                                           --------   --------
      Net cash from investing activities                    (48,508)   (13,169)

Cash flows from financing activities
   Net change in deposit accounts                            50,675      2,079
   Proceeds from short-term borrowings                            -        800
   Net repayment of short-term borrowings                       (60)
   Proceeds from issuance of common stock, net of
    issuance costs                                                -     11,731
                                                           --------   --------
      Net cash from financing activities                     50,615     14,610
                                                           --------   --------

Net change in cash and cash equivalents                       2,023      1,140

Cash and cash equivalents at beginning of period              1,140          -
                                                           --------   --------

Cash and cash equivalents at end of period                 $  3,163   $  1,140
                                                           ========   ========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
      Interest                                             $  1,079   $     11
      Income taxes                                                -          -


                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
         (Dollar amounts in thousands, except share and per share data)

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The consolidated financial statements include the accounts of Heartland Bancshares, Inc. (Heartland) and its wholly-owned subsidiary, Heartland Community Bank (Bank), after elimination of significant intercompany transactions and accounts. The Bank commenced operation December 17, 1997.

Heartland operates primarily in the banking industry, which accounts for more than 90% of its revenues, operating income and assets. The Bank is engaged in the business of commercial and retail banking, with operations conducted through its main office located in Franklin, Indiana. The Bank opened an additional branch location in Greenwood, Indiana in January 1998. The majority of the Bank's income is derived from commercial and retail business lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, the fair values of financial instruments, and status of contingencies are particularly subject to change.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at year end 1997 or 1998.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

Intangibles: A new accounting standard effective on January 1, 1999, requires all previously capitalized organizational costs to be written off as of that date. Early adoption was allowed, so Heartland completely amortized organizational costs during 1998. The incremental amount written-off in 1998 by early adoption of this accounting standard was not significant to the results of operations.

Stock Compensation: Expense for employee compensation under stock option plans is based on Accounting Principles Board Opinion 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 were used for stock based compensation.

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

Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

Statement of Cash Flows: Cash and cash equivalents are defined to include cash on hand, amounts due from banks, and federal funds sold. Heartland reports net cash flows for customer loan transactions, deposit transactions, and short-term borrowings.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive  Income:  Comprehensive  income  consists  of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable. There are no reclassification adjustments to other comprehensive income in 1998 or 1997.

Dividend   Restriction:   Banking   regulations  require  maintaining  certain
capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing onand off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Industry Segment: Internal financial information is primarily reported and aggregated in one line of business, i.e. banking.

Financial Statement Presentation: Certain items in the prior financial statements have been reclassified to correspond with the current presentation.


NOTE 2 - SECURITIES

Year-end securities are as follows:

Securities Available-for-Sale
                                                 Gross     Gross    Estimated
                                    Amortized UnrealizedUnrealized   Market
                                      Cost       Gains    Losses      Value
                                      ----       -----    ------      -----
1998
   U.S. Government and its agencies $  9,577   $    71   $    (16)  $ 9,632
   Obligations of states and
     political subdivisions              614         1         (3)      612
   Mortgage back securities              213         -          -       213
                                    --------   -------   --------   -------

                                    $ 10,404   $    72   $    (19)  $10,457
                                    ========   =======   ========   =======

1997

   U.S. Government and its agencies $  7,949   $    18   $     (5)  $ 7,962
   Obligations of states and
    political subdivisions                50         -          -        50
                                    --------   -------   --------   -------

                                    $  7,999   $    18   $     (5)  $ 8,012
                                    ========   =======   ========   =======

There were no sales of securities during 1998 and the period from May 27, 1997 (date of inception) through December 31, 1997.

The amortized cost and estimated market value of securities at December 31, 1998, by contractual maturity, are shown below.

                                                                   Estimated
                                                         Amortized   Market
                                                           Cost       Value
                                                           ----       -----
   Due in one year or less                               $  1,000   $ 1,008
   Due after one year through five years                    7,139     7,198
   Due after five years through ten years                   2,052     2,038
   Due after ten years                                          -         -
   Mortgage back securities                                   213       213
                                                         --------   -------

                                                         $ 10,404   $10,457
                                                         ========   =======

Securities with a carrying value of $2,250 and $1,250 at December 31, 1998 and 1997, were pledged to secure repurchase agreements and federal funds purchased.

NOTE 3 - LOANS

Loans are comprised of the following as of December 31:

                                                          1998        1997
                                                          ----        ----
   Commercial and leases                                $ 26,475   $  2,960
   Real estate construction                                7,409        136
   Residential real estate mortgages                       6,241        189
   Installment loans to individuals                        9,317        673
                                                        --------   --------

                                                        $ 49,442   $  3,958
                                                        ========   ========

There were no impaired or non-performing loans outstanding at December 31, 1998 or 1997.

Certain of Heartland's officers and directors were loan customers of Heartland. The balance of loans outstanding to these individuals was not significant at December 31, 1998 or 1997.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:

                                                          1998        1997
                                                          ----        ----

   Beginning balance                                    $     46   $      -
   Provision charged to operations                           700         46
   Loans charged-off                                          (4)         -
   Recoveries on loans previously charged-off                  -          -
                                                        --------   --------

   Ending balance                                       $    742   $     46
                                                        ========   ========

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

A summary of premises, furniture and equipment by major category follows:

                                                          1998        1997
                                                          ----        ----
   Land                                                 $    205   $    205
   Buildings and improvements                                931        711
   Leasehold improvements                                    201          2
   Furniture and equipment                                   485        294
                                                        --------   --------
      Total                                                1,822      1,212
   Accumulated depreciation                                  115          5
                                                        --------   --------

      Premises, furniture and equipment, net            $  1,707   $  1,207
                                                        ========   ========

NOTE 6 - INTEREST-BEARING TIME DEPOSITS

Interest-bearing time deposits issued in denominations of one hundred thousand dollars or greater totaled $19,374 and $300 at December 31, 1998 and 1997.

Scheduled maturities of time deposits for the next five years are as follows:

                  1999                                 $  20,921
                  2000                                    10,882
                  2001                                     2,912
                  2002                                       180
                  2003 and thereafter                        121
                                                        --------

                                                        $ 35,016

Time deposits from governmental and other public entities such as school corporations and hospitals in the Bank's market area totaled $13,900 at December 31, 1998 and $0 at December 31, 1997.

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings are comprised of the following at December 31:

                                                          1998        1997
                                                          ----        ----

   Balance of repurchase agreements outstanding         $    740   $      -

   Balance of Federal funds purchased                          -        800
                                                        --------   --------

      Total short-term borrowings                       $    740   $    800
                                                        ========   ========


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Bank created a 401(k) retirement savings plan covering substantially all employees which became effective January 1, 1998. The Plan requires employees to be 21 years of age before entering the Plan. Employee contributions are limited to a maximum of 15% of their salary. The Plan allows for a 50% matching of the first 6% of employee salary contributions and an annual discretionary contribution. Participants are fully vested in salary deferral contributions. Employer matching contributions vest at a rate of 20% per year of employment and are fully vested after the completion of 5 years of service with the Bank. The 401(k) contribution charged to expense for 1998 was $22.

NOTE 9 - STOCK OPTION PLAN

On July 25, 1997, Heartland's Board of Directors adopted two stock option plans: an employee plan and a non-employee director plan. Under the terms of the plans, options for up to 115,000 shares of Heartland's common stock may be granted to key management employees and directors of Heartland and its subsidiaries. The exercise price of the options will be determined at the time of grant by an administrative committee to be appointed by the Board of Directors and in any event, will not be less than fair market value of the shares of common stock at the time the option is granted.

Regarding the employee plan, options are immediately exercisable with respect to 20 percent of the shares covered by the option and will vest with respect to an additional 20 percent of the shares on each of the following four anniversaries of the date of grant, assuming continued employment of the optionee. The options will expire after ten years.

Regarding the nonemployee director plan, options granted are immediately exercisable for 1,000 shares of common stock per nonemployee director. On the date of each successive annual meeting of Heartland, options will become exercisable (assuming continued service on the Board of Directors) for an additional 1,000 shares of common stock per nonemployee director, until all options are exercisable in full.

A summary of Heartland's stock option activity, and related information for the periods ended December 31, 1997 and 1998 follows:

                                     1998                       1997
                                         Weighted-                  Weighted-
                                          Average                    Average
                                         Exercise                   Exercise
                               Options     Price          Options     Price
                               -------     -----          -------     -----
   Outstanding - beginning
     of period                   83,000   $   10.00             -   $     -
   Granted                            -          -         83,000     10.00
   Exercised                          -          -              -         -
   Forfeited                          -          -              -         -
                              ---------   ---------     ---------   -------

   Outstanding-end of period     83,000   $   10.00        83,000   $ 10.00
                              =========   =========     =========   =======

   Exercisable at end of
    period                       36,000   $   10.00        18,000   $ 10.00
                              =========   =========     =========   =======

   Weighted-average fair value
     per option granted during
     the period               $       -                 $    2.70


Financial Accounting Standard No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 1998 and 1997. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 6.3% dividend yields of 0%; volatility factors of the expected market price of Heartland's common stock of .001, and a weighted average expected life of the options of 9.75 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
Heartland's pro forma information follows:

                                                          1998        1997
                                                          ----        ----

   Pro forma net income                                 $   (677)  $   (289)
   Pro forma basic and diluted earnings per share       $   (.54)  $   (.23)

In future years, the pro forma effect of not applying this standard may increase if additional options are granted.


NOTE 10 - INCOME TAXES

Heartland had a net deferred tax asset of $275 at December 31, 1998. This asset is primarily due to a net operating loss carryforward and accumulated differences in the allowance for loan losses, offset by timing differences related to leases and the computation of taxable income on the cash basis. A valuation allowance has been recorded to reduce the net deferred tax asset to zero, as Heartland has not yet paid any income taxes which would be refundable if these timing differences reversed.

Heartland had an operating loss carryforward at December 31, 1998 in the approximate amount of $495 which can be utilized to offset future taxable income over a 15 year period.

NOTE 11 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share.

                                                        1998         1997
                                                        ----         ----
Basic earnings per share
   Net loss                                          $     (628)  $    (240)
                                                     ==========   =========

   Weighted average shares outstanding                1,265,000   1,265,000
                                                     ==========   =========

      Basic earnings per share                       $    (.50)   $    (.19)
                                                     =========    =========

                                                        1998         1997
                                                        ----         ----
Dilutive earnings per share
   Net loss                                          $     (628)  $    (240)
                                                     ==========   =========

   Weighted average shares outstanding                1,265,000   1,265,000
   Dilutive effect of assumed exercise of
    stock options                                             -          86
                                                     ----------   ---------

      Diluted average shares outstanding              1,265,000   1,265,086
                                                     ==========   =========

      Diluted earnings per share                     $    (.50)   $    (.19)
                                                     =========    =========


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

At year end, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                                Minimum Required
                                                                      To Be Well
                                            Minimum Required  Capitalized Under
                               Actual          For Capital    Prompt Corrective
                             Regulations    Adequacy Purposes      Action
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----
1998
Total capital
 (to risk weighted assets) $8,606    17.0%   $ 4,056   8%       $5,070   10%
Tier 1 capital
 (to risk weighted assets)  7,971    15.7     2,028    4         3,042    6
Tier 1 capital
 (to average assets)        7,971    14.5     2,196    4         2,745    5

1997
Total capital
 (to risk weighted assets) $8,706   157%     $  444    8%       $  555   10%
Tier 1 capital
 (to risk weighted assets)  8,660   156         222    4           333    6
Tier 1 capital
 (to average assets)        8,660   352          99    4           123    5


NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases its branch facility under an operating lease expiring in 2007. Expense for the leased facility was $43 and $12 for 1998 and 1997.
Future minimum lease payments are as follows:

                  1999                              $     60
                  2000                                    60
                  2001                                    62
                  2002                                    64
                  2003                                    66
                  Thereafter                             283
                                                    --------

                     Total minimum lease payments   $    595

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
                                      F-15

At December 31,1998 off-balance sheet financial instruments whose contract amount represents credit risk are summarized as follows:

    Unused lines of credit                                         $ 10,098
    Commitments to make loans                                         7,774
    Letters of credit                                                   298

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

The cash balance required to be maintained on hand or on deposit with the Federal Reserve was $531 at December 31, 1998. These reserves do not earn interest.


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying  value  and  estimated   fair  values  of  Heartland's   financial
instruments were as follows at December 31:

                                        1998                    1997
                                        ----                    ----
                                 Carrying     Fair       Carrying     Fair
                                   Value      Value        Value      Value
                                   -----      -----        -----      -----
   Financial assets:
      Cash and cash
       equivalents               $  3,163   $ 3,163      $  1,140   $ 1,140
      Securities
       available-for-sale          10,457    10,457         8,012     8,012
      Loans, net                   48,700    48,706         3,912     3,912
      Accrued interest receivable     564       564           129       129

   Financial liabilities:
      Deposits                   $ 52,754   $53,012      $  2,079   $ 2,079
      Short-term borrowings           740       740           800       800
      Accrued interest payable        228       228             1         1




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


NOTE 15 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheets and statements of income and cash flows for the parent company:

                           CONDENSED BALANCE SHEET

                                                             1998        1997
                                                             ----        ----
ASSETS
Cash                                                       $     22   $      5
Securities available-for-sale, at market                      2,851      2,704
Investment in bank                                            7,993      8,733
Other assets                                                     50         62
                                                           --------   --------

                                                           $ 10,916   $ 11,504
                                                           ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                $      -   $      -

Shareholders' equity                                         10,916     11,504
                                                           --------   --------

                                                           $ 10,916   $ 11,504
                                                           ========   ========



                        CONDENSED STATEMENT OF INCOME

                                                             1998        1997
                                                             ----        ----
Operating income
   Dividends received from subsidiary bank                 $      -   $      -
   Interest income                                              161         38
                                                           --------   --------
Operating expenses
   Professional fees                                             16          -
   Amortization of deferred costs                                12          1
   Other                                                          9          -
                                                           --------   --------

Income before income taxes and equity in
  undistributed earnings of subsidiary                          124         37

Income tax expense                                                -          -
                                                           --------   --------

Income before equity in undistributed earnings of bank          124         37

Equity in undistributed earnings of bank                       (752)      (277)
                                                           --------   --------

Net loss                                                       (628)      (240)
                                                           ========   ========


                      CONDENSED STATEMENT OF CASH FLOWS

                                                             1998        1997
                                                             ----        ----
Cash flows from operating activities
   Net loss                                                $   (628)  $   (240)
   Adjustments to reconcile net loss to net cash
     from operating activities
      Amortization of deferred costs                             12          1
      Equity in undistributed earnings of bank                  752        277
      Other assets and other liabilities                          -        (64)
                                                           --------   --------
         Net cash from operating activities                     136        (26)
Cash flows from investing activities
   Purchase of securities available-for-sale                   (119)    (2,700)
   Purchase of stock in bank                                      -     (9,000)
                                                           --------   --------
      Net cash from investing activities                       (119)   (11,700)
Cash flows from financing activities
   Proceeds from issuance of common stock                         -     11,731
                                                           --------   --------
      Net cash from financing activities                          -     11,731
                                                           --------   --------

Net change in cash and cash equivalents                          17          5

Beginning cash and cash equivalents                               5          -
                                                           --------   --------

Cash and cash equivalents at end of period                 $     22   $      5
                                                           ========   ========
