Form 10QSB
period 1999-03-31
HEARTLAND BANCSHARES INC /IN/
filed 1999-05-11
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 1999

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

As of May 11, 1999, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format    Yes         No  X

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                    (Amounts in thousands, except share data)
--------------------------------------------------------------------------------

                                                  March 31, December 31,
                                                    1999        1998
                                                    ----        ----
ASSETS
Cash and due from banks                           $   413     $   403
Interest bearing deposits in other banks              950       1,560
Federal funds sold                                    350       1,200
                                                  -------     -------
      Total cash and cash equivalents               1,713       3,163

Securities available-for-sale, at market           11,663      10,457
Loans                                              61,089      49,442
Allowance for loan losses                            (916)       (742)
                                                  -------     -------
      Loans, net                                   60,173      48,700
Premises, furniture and equipment, net              1,699       1,707
Accrued interest receivable and other assets          680         633
                                                  -------     -------
                                                  $75,928     $64,660
                                                  =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                   $ 4,885     $ 4,341
   Interest-bearing demand and savings deposits    16,202      13,397
   Interest-bearing time deposits                  42,973      35,016
      Total deposits                               64,060      52,754
   Short-term borrowings                              524         740
   Accrued interest payable and other liabilities     383         250
                                                   64,967      53,744

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued and
       outstanding                                  1,265       1,265
   Additional paid-in capital                      10,466      10,466
   Accumulated deficit                               (741)       (868)
   Accumulated other comprehensive income             (29)         53
                                                  -------     -------
                                                   10,961      10,916
                                                  -------     -------

                                                  $75,928     $64,660
                                                  =======     =======

                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months ended March 31, 1999 and 1998
              (Dollar amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                    1999      1998
                                                    ----      ----
Interest income
   Loans, including fees                           $ 1,265   $  227
   Securities:
      Taxable                                          166      113
      Non-taxable                                        6        -
   Other                                                15       13
                                                   -------   ------
                                                     1,452      353

Interest expense
   Deposits                                            665       81
   Short-term borrowings                                 6        2
                                                   -------   ------
                                                       671       83

Net interest income                                    781      270

Provision for loan losses                              176      143
                                                   -------   ------

Net interest income after provision for loan losses    605      127

Noninterest income
   Service charges and fees                             27        4
Noninterest expense
   Salaries and employee benefits                      298      235
   Occupancy and equipment expenses, net                49       36
   Data processing expense                              62       29
   Printing and Supplies                                13       25
   Advertising                                          17       22
   Director fees                                         7        7
   Credit reports and other loan expenses               14       11
   Professional fees                                    12       22
   Other operating expenses                             33       27
                                                   -------   ------
                                                       505      414

Income/(Loss) before income taxes                      127     (283)

Income taxes                                             -        -
                                                   -------   ------

Net income/(loss)                                  $   127   $ (283)
                                                   =======   ======

Basic and diluted earnings per share               $   .10   $ (.22)
                                                   =======   ======

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three Months ended March 31, 1999 and 1998
            (Dollar amounts in thousands, except share through data)
--------------------------------------------------------------------------------

                                                         Accumulated
                                                            Other     Total
                                        Additional Accum-   Compre-   Share-
                                 Common   Paid-in  ulated   hensive  holders'
                                  Stock   Capital  Deficit  Income    Equity
                                 ------   -------  -------  -------  --------

Balance December 31, 1997        $1,265    $10,466  $ (240) $    13  $ 11,504

Comprehensive income/(loss)

   Net loss for three months
    Ended March 31, 1998                              (283)              (283)

   Change in unrealized
    gain on securities
     available-for-sale                                          26        26
                                                                     --------
Total comprehensive loss                                                 (257)
                                  -----    -------  ------  -------  --------
Balance March 31, 1998            1,265     10,466    (523)      39    11,247


Comprehensive income/(loss)

   Net loss for nine months
    ended December 31, 1998                           (345)              (345)

   Change in unrealized
    gain on securities
     available-for-sale                                          14        14
                                                                     --------

Total comprehensive loss                                                 (331)
                                  ------    ------  ------  -------  --------
Balance December 31, 1998         1,265     10,466    (868)      53    10,916

Comprehensive income/(loss)

   Net income for three months
    ended March 31, 1999                               127                127

   Change in unrealized
    gain on securities
     available-for-sale                                         (82)      (82)
                                                                     --------
Total comprehensive income                                                 45
                                  ------    ------  ------  -------  --------
Balance March 31, 1999           $ 1,265   $10,466  $ (741) $   (29) $ 10,961
                                  ======    ======  ======  =======  ========

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 1999 and 1998
                          (Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                               1999      1998
                                                               ----      ----
Cash flows from operating activities
   Net income/(loss)                                       $    127   $   (283)
   Adjustments to reconcile net loss to net cash
     from operating activities
      Depreciation and amortization                              30         12
      Provision for loan losses                                 176        143
      Change in assets and liabilities:
         Accrued interest receivable and other assets           (47)      (105)
         Accrued interest payable and other liabilities         133        (17)
            Net cash from operating activities                  419       (250)

Cash flows from investing activities
   Purchase of securities available-for-sale                 (1,933)      (541)
   Proceeds from calls and maturities of securities
     available-for-sale                                         646      1,000
   Loans made to customers, net of payments collected       (11,649)    (8,625)
   Net purchases of property and equipment                      (23)      (322)
                                                           --------   --------
      Net cash from investing activities                    (12,959)    (8,488)

Cash flows from financing activities
   Net change in deposit accounts                            11,306     11,300
   Net change in short-term borrowings                         (216)      (800)
                                                           --------   --------
      Net cash from financing activities                     11,090     10,500
                                                           --------   --------

Net change in cash and cash equivalents                      (1,450)     1,762

Cash and cash equivalents at beginning of period              3,163      1,140
                                                           --------   --------

Cash and cash equivalents at end of period                 $  1,713   $  2,902
                                                           ========   ========

Supplemental disclosures of cash flow information Cash paid during the period for:
      Interest                                             $    606   $  1,079
      Income taxes                                                -          -

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
--------------------------------------------------------------------------------


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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at March 31, 1999 or December 31, 1998.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

Comprehensive  Income:  Comprehensive  income  consists  of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable. There are no reclassification adjustments to other comprehensive income in 1999 or 1999.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.

                                                1999       1998
                                                ----       ----
Basic earnings per share
   Net income/(loss)                         $     127  $    (283)
                                             =========  =========

   Weighted average shares outstanding       1,265,000  1,265,000

      Basic earnings per share               $     .10  $    (.22)
                                             =========  =========

                                                1999       1998
                                                ----       ----
Dilutive earnings per share
   Net income/(loss)                         $     127  $    (283)
                                             =========  =========

   Weighted average shares outstanding       1,265,000  1,265,000
   Dilutive effect of assumed exercise of
    stock options                                    -      4,478
                                             ---------  ---------

      Diluted average shares outstanding     1,265,000  1,269,478

      Diluted earnings per share             $     .10  $    (.22)
                                             =========  =========

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 1999
--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at March 31, 1999 compared to December 31, 1998 and the results of operations for the three month period ended March 31, 1999 in comparison to the three month period ended March 31, 1998 of Heartland Bancshares, Inc. (Heartland). Heartland was incorporated May 27, 1997. Heartland was formed with the specific intent to form a wholly owned subsidiary state chartered bank (Heartland Community Bank or Bank). Heartland received approval from the Federal Reserve Bank of Chicago to be a bank holding company in the fall of 1997. Operations of the Bank began December 17, 1997.

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

The Federal Financial Institutions Examination Council (FFIEC) has issued several statements regarding preparing for the Year 2000 date change and related issues. Those statements have identified specific actions and plans to be adopted by financial institutions, all of which would be materially adversely affected by Year 2000 failure of loan and deposit data processing systems. As of March 31, 1999, Heartland has implemented the procedures and plans set out by FFIEC. Heartland has completed the evaluation and testing of computer and software systems identified as mission critical, in cooperation with its independent data processing service provider, and estimates that the amount of costs that will be incurred to prepare for the date change will not be significant. Although Heartland has no reason to expect that its data processing and other costs and expenses will be significant or that its financial condition and results of operations will be adversely affected by Year 2000 problems, this is a forward-looking statement, and actual expenses may vary materially from current expectations due to the possibility, among other risks, that the Company's data processing service provider will be unable to perform in accordance with the Year 2000 plan and the possibility that the Company's customers may not be Year 2000 compliant.

FINANCIAL CONDITION

Heartland experienced continued growth through the first three months of 1999. Total assets at March 31, 1999 were $75.9 million, an increase of $11.2 million or 17.31% from the December 31, 1998 total assets of $64.7 million. Investment securities total $11.7 million at March 31, 1999 compared to $10.5 million at December 31, 1998, an increase of $1.2 million or 11.43%. Total gross loans were $61.1 million at March 31, 1999, representing growth of $11.7 million, or 23.68%, from the December 31, 1998 total of $49.4 million.

An increase in total deposits of $11.3 million to $64.1 million at March 31, 1999, or 21.40% from $52.8 million at December 31, 1998 primarily funded the growth in assets. Short-term borrowings were decreased by $216,000 from $740,000 at December 31, 1998 to $524,000 at March 31, 1999.

Heartland's total equity to total asset ratio was 14.44% at March 31, 1999 compared to 16.88% at December 31, 1998. The change was primarily due to the growth in assets, offset by the total comprehensive income for the three months ended March 31, 1999. Book value per common share of Heartland was $8.66 at March 31, 1999 compared to $8.63 at December 31, 1998. The change in book value per common share resulted from the total comprehensive income for the three months ended March 31, 1999.

RESULTS OF OPERATIONS

Heartland recorded net income of $127,000 for the three months ended March 31, 1999 compared to a net loss of $283,000 for the three months ended March 31, 1998. Interest income for the three months ended March 31, 1999 was $1.5 million and was $353,000 for the three months ended March 31, 1998. Non-interest income was $27,000 for the three months ended March 31, 1999. Comparatively, non-interest income was $4,000 for the three months ended March 31, 1998.

Interest expense of $671,000 was incurred during the three months ended March 31, 1999. Interest expense during the three months ended March 31, 1998 was $83,000. Interest expense during the three months ended March 31, 1999 and the three months ended March 31, 1998 is related to interest bearing deposits and short-term borrowings.

Provision for loan losses recorded during the three month periods ended March 31, 1999 was $176,000 compared to $143,000 for the three months ended March 31, 1998.

Salaries and benefits expense was $298,000 for the three months ended March 31, 1999 compared to $235,000 for the three months ended March 31, 1998. The increase was primarily due to additional staff hired to accomidate growth.

Net occupancy and equipment expenses of $49,000 were incurred during the three months ended March 31, 1999. During the three months ended March 31, 1998 the net occupancy and equipment expenses were $10,000. The Bank entered into a 10 year lease agreement with a non-related party for a facility located on Highway 135 in Greenwood, Indiana and commenced banking activities in that facility in May, 1998.

Data processing expense was $62,000 for the three months ended March 31, 1999 compared to $29,000 for the three months ended March 31, 1998. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. The increase in data processing expenses is due almost entirely to the increase in deposit accounts and transactions.

Printing and supplies expense was $13,000 for the three months ended March 31, 1999 and $25,000 for the three months ended March 31, 1998.

Heartland incurred advertising expense of $17,000 during the three months ended March 31, 1999 compared to $22,000 during the three months ended March 31 1998.

Directors fees expense was $7,000 for both the three months ended March 31, 1999 and the three months ended March 31, 1998.

Credit reports and other loan expenses were $14,000 for the three months ended March 31, 1999 and $11,000 for the three months ended March 31, 1998

Professional fees expense for the three months ended March 31, 1999 was $12,000 compared to $22,000 for the three months ended March 31, 1998.

The remaining expenses of $33,000 during the three months ended March 31, 1999 and $27,000 during the three months ended March 31, 1998 relate to various other items such as postage, insurance and training.

CAPITAL RESOURCES

Shareholders' equity totaled $11.0 million at March 31, 1999, compared to $10.9 million at December 31, 1998. The change is attributable to the total comprehensive income for the three months ended March 31, 1999. As of March 31, 1999, 1,265,000 shares of common stock were issued and outstanding. Additional paid-in capital was $10.5 million at December 31, 1998 and March 31, 1999.

LIQUIDITY

Liquidity management for Heartland focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for Heartland is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. The Bank also has the ability to borrow from the Federal Home Loan Bank of Indianapolis with various repayment terms ranging from 1 day to 15 years. Such borrowings would be secured by a "blanket" collateral agreement covering all available mortgage loans and investment securities in the Bank's portfolio. The Bank had no such borrowings outstanding at March 31, 1999 or December 31, 1998. Heartland manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II
--------------------------------------------------------------------------------


Item 6 - Exhibits and Reports on Form 8-K:

         (a)    Exhibit 27:    Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

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


                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)




Date:  5/11/99                          /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date: 5/11/99                          /s/ Jeffery D. Joyce
     ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer