Form 10QSB
period 1999-06-30
HEARTLAND BANCSHARES INC /IN/
filed 1999-08-16
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 1999

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

As of August 13, 1999, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
             (Unaudited, dollars in thousands except per share data)

------------------------------------------------------------------------------


                                                       June 30,     December 31,
                                                         1999          1998
                                                         ----          ----
ASSETS
Cash and due from banks                                 $    295      $    403
Interest bearing deposits in other banks                   1,257         1,560
Federal funds sold                                           850         1,200
                                                        --------      --------
      Total cash and cash equivalents                      2,402         3,163

Securities available-for-sale, at market                  11,861        10,457
Loans                                                     75,392        49,442
Allowance for loan losses                                 (1,131)         (742)
                                                        --------      --------
      Loans, net                                          74,261        48,700
Premises, furniture and equipment, net                     1,674         1,707
Accrued interest receivable and other assets                 968           633
                                                        --------      --------
                                                        $ 91,166      $ 64,660
                                                        ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                         $  5,915      $  4,341
   Interest-bearing demand and savings deposits           20,492        13,397
   Interest-bearing time deposits                         48,845        35,016
                                                        --------      --------
      Total deposits                                      75,252        52,754
   Short-term borrowings                                   4,414           740
   Accrued interest payable and other liabilities            477           250
                                                        --------      --------
                                                          80,143        53,744

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued and
       outstanding                                         1,265         1,265
   Additional paid-in capital                             10,466        10,466
   Accumulated deficit                                      (534)         (868)
   Accumulated other comprehensive income                   (174)           53
                                                        --------      --------
                                                          11,023        10,916

                                                        $ 91,166      $ 64,660
                                                        ========      ========


                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and six months ended June 30, 1999 and 1998
             (Unaudited, dollars in thousands except per share data)

------------------------------------------------------------------------------
                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                                  1999        1998        1999       1998
                                  ----        ----        ----       ----

Interest income
   Loans                         $1,560      $  489      $2,825     $  716
   Securities:
     Taxable                        163         134         329        247
     Non-taxable                      6           -          12          -
   Other                             12          49          27         62
                                 ------      ------      ------     ------
     Total interest income        1,741         672       3,193      1,025
Interest expense
   Deposits                         798         267       1,463        348
   Short-term borrowings             18           -          24          2
                                 ------      ------      ------     ------
     Total interest expense         816         267       1,487        350
                                 ------      ------      ------     ------
Net interest income                 925         405       1,706        675
Provision for loan losses           222         180         398        323
                                 ------      ------      ------     ------
Net interest income after
   provision for loan losses        703         225       1,308        352
Noninterest income
   Service charges and fees          51           9          78         13
Noninterest expense
   Salaries and employee benefits   311         241         609        476
   Occupancy and equipment
    expenses, net                    50          43          99         79
   Data processing expense           65          40         127         69
   Printing and supplies             19          14          32         39
   Advertising                       21          21          38         43
   Director fees                      7           7          14         14
   Professional fees                 16           7          28         29
   Credit reports and other loan
    expenses                         12           9          26         21
   Amortization of organization
    costs                             -          19           -         22
   Other operating expenses          46          30          79         54
                                 ------      ------      ------     ------
     Total noninterest expense      547         431       1,052        846
                                 ------      ------      ------     ------
Income before income taxes          207        (197)        334       (481)
Income taxes                          -           -           -          -
                                 ------      ------      ------     ------
Net income/(loss)                $  207      $ (197)     $  334     $ (481)
                                 ======      ======      ======     ======
Basic and diluted earnings
    per share                    $  .16      $ (.16)     $  .26     $ (.38)
                                 ======      ======      ======     ======

Comprehensive income (Note 1)    $   62      $ (208)     $  107     $ (466)
                                 ======      ======      ======     ======

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        For the three months and six months ended June 30, 1999 and 1998
         (Unaudited, dollars in thousands except per share through data)

------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other       Total
                                     Additional  Accum-     Compre-     Share-
                             Common    Paid-in   ulated     hensive    holders'
                              Stock    Capital   Deficit    Income      Equity
                              -----    -------   -------    ------      ------

Balance December 31, 1997    $ 1,265   $10,466   $  (240)   $   13     $11,504

Comprehensive income (loss)

   Net loss for six months
    Ended June 30, 1998                             (481)                 (481)

   Change in unrealized
    gain on securities
     available-for-sale                                         15          15
                                                                       -------

Total comprehensive loss                                                  (466)

                              ------    ------   -------    ------      ------
Balance June 30, 1998          1,265    10,466      (721)       28      11,038


Comprehensive income (loss)

   Net loss for six months
    ended December 31, 1998                         (147)                 (147)

   Change in unrealized
    gain on securities
     available-for-sale                                         25          25
                                                                       -------

Total comprehensive loss                                                  (122)

                             -------   -------   -------    ------     -------
Balance December 31, 1998      1,265    10,466      (868)       53      10,916


Comprehensive income (loss)

   Net income for six months
    ended June 30, 1999                              334                  334

   Change in unrealized
    gain on securities
     available-for-sale                                       (227)       (227)
                                                                       -------

Total comprehensive income                                                 107

                             -------   -------   -------    ------     -------
Balance June 30, 1999        $ 1,265   $10,466   $  (534)   $ (174)    $11,023
                             =======   =======   =======    ======     =======


                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1999 and 1998
             (Unaudited, dollars in thousands except per share data)

------------------------------------------------------------------------------



                                                              1999       1998
                                                              ----       ----

Cash flows from operating activities
   Net income/(loss)                                       $    334   $   (481)
   Adjustments to reconcile net loss to net cash
     from operating activities
      Depreciation and amortization                              40         72
      Provision for loan losses                                 398        323
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (335)      (243)
         Accrued interest payable and other liabilities         227         (3)
            Net cash from operating activities                  664       (332)

Cash flows from investing activities
   Purchase of securities available-for-sale                 (2,333)    (3,043)
   Proceeds from calls and maturities of securities
     available-for-sale                                         700      1,000
   Loans made to customers, net of payments collected       (25,959)   (20,604)
   Net purchases of property and equipment                       (5)      (602)
                                                           --------   --------
      Net cash from investing activities                    (27,597)   (23,249)

Cash flows from financing activities
   Net change in deposit accounts                            22,498     25,463
   Net change in short-term borrowings                        3,674       (800)
                                                           --------   --------
      Net cash from financing activities                     26,172     24,663
                                                           --------   --------

Net change in cash and cash equivalents                        (761)     1,082

Cash and cash equivalents at beginning of period              3,163      1,140
                                                           --------   --------

Cash and cash equivalents at end of period                 $  2,402   $  2,222
                                                           ========   ========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
      Interest                                             $  1,312   $    238
      Income taxes                                              169          -

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                  (Unaudited)
 ------------------------------------------------------------------------------

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at June 30, 1998 or 1999.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                  (Unaudited)
 ------------------------------------------------------------------------------


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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                  (Unaudited)
 ------------------------------------------------------------------------------

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

Comprehensive  Income:  Comprehensive  income  consists  of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable. There are no reclassification adjustments to other comprehensive income in 1998 or 1999.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                  (Unaudited)
 ------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Industry Segment: Internal financial information is primarily reported and aggregated in one line of business, i.e. banking.

Financial Statement Presentation: Certain items in the prior financial statements have been reclassified to correspond with the current presentation.

NOTE 2 - GENERAL

These financial statements were prepared in accordance with the Securities and Exchange Commission instructions for Form 10-QSB and for interim periods donot include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. The interim period results of operations are not necessarily indicative of the results that may be for the expected full year.

NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share for the three months and six months ended June 30, 1999 and 1998.

                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                    1999        1998         1999        1998
                                    ----        ----         ----        ----

Basic earnings per share
   Net income/(loss)             $     207   $    (197)   $     334   $    (481)
                                 =========   =========    =========   =========

   Weighted average shares
    outstanding                  1,265,000   1,265,000    1,265,000   1,265,000
                                 =========   =========    =========   =========

     Basic earnings per share    $     .16   $    (.16)   $     .26   $    (.38)
                                 =========   =========    =========   =========

                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                    1999        1998         1999        1998
                                    ----        ----         ----        ----

Dilutive earnings per share
   Net income/(loss)             $     207   $    (197)   $     334   $    (481)
                                 =========   =========    =========   =========

   Weighted average shares
    outstanding                  1,265,000   1,265,000    1,265,000   1,265,000
   Dilutive effect of assumed
    exercise of stock options            -       7,595            -       6,068
                                 ---------   ---------    ---------   ---------
   Diluted average shares
    Outstanding                  1,265,000   1,272,595    1,265,000   1,271,068
                                 ---------   ---------    ---------   ---------

     Diluted earnings per share  $     .16   $    (.16)   $     .26   $    (.38)
                                 =========   =========    =========   =========

ITEM 2.


                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  JUNE 30, 1999

------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at June 30, 1999 compared to December 31, 1998 and the results of operations for the three and six month periods ended June 30, 1999 in comparison to the three and six month periods ended June 30, 1998 of Heartland Bancshares, Inc. (Heartland). Heartland was incorporated May 27, 1997. Heartland was formed with the specific intent to form a wholly owned subsidiary state chartered bank (Heartland Community Bank or Bank). Heartland received approval from the Federal Reserve Bank of Chicago to be a bank holding company in the fall of 1997. Operations of the Bank began December 17, 1997.

This discussion should be read in conjunction with the interim financial statements and related footnotes included in Part I, Item 1, of this report and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Heartland's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

The Federal Financial Institutions Examination Council (FFIEC) has issued several statements regarding preparing for the Year 2000 date change and related issues. Those statements have identified specific actions and plans to be adopted by financial institutions, all of which would be materially adversely affected by Year 2000 failure of loan and deposit data processing systems. As of June 30, 1999, Heartland has implemented the procedures and plans set out by FFIEC. Heartland has completed the evaluation and testing of computer and software systems, in cooperation with its independent data processing service provider and hardware and software manufacturers and vendors, and estimates that the amount of costs that will be incurred to prepare for the date change will not be significant. Although Heartland has no reason to expect that its data processing and other costs and expenses will be significant or that its financial condition and results of operations will be adversely affected by Year 2000 problems, this is a forward-looking statement, and actual expenses may vary materially from current expectations due to the possibility, among other risks, that the Company's data processing service provider will be unable to perform in accordance with the Year 2000 plan and the possibility that the Company's customers may not be Year 2000 compliant.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 1999

------------------------------------------------------------------------------

FINANCIAL CONDITION

Heartland experienced continued growth through the first six months of 1999. Total assets at June 30, 1999 are $91.2 million, an increase of $26.5 million or 40.96% from the December 31, 1998 total assets of $64.7 million. Investment securities total $11.9 million at June 30, 1999 compared to $10.5 million at December 31, 1998, an increase of $1.4 million or 13.33%. Total gross loans were $75.4 million at June 30, 1999, representing growth of $26.0 million, or 52.63%, from the December 31, 1998 total of $49.4 million.

An increase in total deposits of $22.5 million to $75.3 million at June 30, 1999, or 42.61% from $52.8 million at December 31, 1998 primarily funded the growth in assets. Short-term borrowings were increased by $3.7 million from $740,000 at December 31, 1998 to $4.4 million at June 30, 1999. The increase was due to a $4 million advance from the Federal Home Loan Bank of Indianapolis (FHLBI). Heartland maintains a blanket collateral agreement with the FHLBI whereby all available mortgage loans and securities within Heartland's portfolio have been pledged as collateral for the advance, which matures in June of 2000.

Heartland's total equity to total asset ratio was 12.09% at June 30, 1999 compared to 16.88% at December 31, 1998. The change was primarily due to the growth in assets, offset by the total comprehensive income for the six months ended June 30, 1999. Book value per common share of Heartland was $8.71 at June 30, 1999 compared to $8.63 at December 31, 1998. The change in book value per common share resulted from the total comprehensive income for the three months ended June 30, 1999.

RESULTS OF OPERATIONS

Heartland recorded net income of $207,000 for the three months ended June 30, 1999 compared to a net loss of $197,000 for the three months ended June 30, 1998. Similarly net income for the six months ended June 30, 1999 was $334,000 compared to a net loss of $481,000 for the six months ended June 30, 1998. The improvements were primarily due to the increase in net interest income. Net interest income for the three months and six months ended June 30, 1999 was $925,000 and $1.7 million compared to $405,000 and $675,000 for the three months and six months ended June 30, 1998. Non-interest income was $51,000 and $78,000 for the three months and six months ended June 30, 1999. Comparatively, non-interest income was $9,000 and $13,000 for the three months and six months ended June 30, 1998.

Increases in net interest income were achieved primarily through increased volume of interest earning assets. Total interest income for the three months ended June 30, 1999 was $1.7 million compared to $672,000 for the same period in 1998. Interest income for the six months ended June 30, 1999 and 1998 was $3.2 million and $1.0 respectively. Interest expense of $816,000 and $1.5 million was incurred during the three months and six months ended June 30, 1999. Interest expense during the three months and six months ended June 30, 1998 was $267,000 and $350,000. Interest expense during all periods discussed is related to interest-bearing deposits and short-term borrowings.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 1999

------------------------------------------------------------------------------

Provision for loan losses recorded during the three months ended June 30, 1999 was $222,000 compared to $180,000 for the three months ended June 30, 1998. Similarly, Heartland recorded provision for loan losses of $398,000 during the six months ended June 30, 1999 and $323,000 during the same period in 1998.

Salaries and benefits expense was $311,000 and $609,000 for the three months and six months ended June 30, 1999 compared to $241,000 and $476,000 for the three months and six months ended June 30, 1998.

Net occupancy and equipment expenses of $50,000 were incurred during the three months ended June 30, 1999 compared to $43,000 during the same period in 1998. Heartland recorded net occupancy and equipment expenses of $99,000 and $79,000 for the six months ended 1999 and 1998 respectively. The Bank entered into a 10 year lease agreement with a non-related party for a facility located on Highway 135 in Greenwood, Indiana and commenced banking activities in that facility in May, 1998.

Data processing expense was $65,000 for the three months ended June 30, 1999 compared to $40,000 for the three months ended June 30, 1998. Data processing expense was $127,000 for the six months ended June 30, 1999 and $69,000 for the same period in 1998. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions.

Printing and supplies expense was $19,000 for the three months ended June 30, 1999 and $14,000 for the three months ended June 30, 1998. Heartland incurred printing and supplies expense of $32,000 for the six months ended June 30, 1999 compared to $39,000 for the same period in 1998.

Heartland incurred advertising expense of $21,000 during the three months ended June 30, 1999 compared to $21,000 during the three months ended June 30, 1998. Advertising expense for the six month periods ended June 30, 1999 and 1998 was $38,000 and $43,000, respectively.

Directors' fees expense was $7,000 for both the three months ended June 30, 1999 and the three months ended June 30, 1998. Similarly, directors' fees expense was $14,000 for both the six months ended June 30, 1999 and the six months ended June 30, 1998.

Professional fees expense for the three months ended June 30, 1999 was $16,000 compared to $7,000 for the three months ended June 30, 1998. Professional fees expense was $28,000 for the six months ended June 30, 1999 and $29,000 for the six months ended June 30, 1998.

Credit reports and other loan expenses were $12,000 for the three months ended June 30, 1999 and $9,000 for the three months ended June 30, 1998. Heartland recorded credit reports and other loan expenses of $26,000 during the six months ended June 30, 1999 and $21,000 during the six months ended June 30, 1998.

Amortization of organization costs were $19,000 during the three months ended June 30, 1998 and $22,000 during the six months ended June 30, 1998. All organization costs were fully amortized in 1998, therefore no related expense has been recorded in the six months or three months ended June 30, 1999.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 1999

------------------------------------------------------------------------------

The remaining expenses of $46,000 during the three months ended June 30, 1999, $30,000 during the three months ended June 30, 1998, $79,000 during the six months ended June 30, 1999 and $54,000 during the six months ended June 30, 1998, relate to various other items such as postage, insurance and training.

CAPITAL RESOURCES

Shareholders' equity totaled $11.0 million at June 30, 1999, compared to $10.9 million at December 31, 1998. The change is attributable to the total comprehensive income for the three months ended June 30, 1999. As of June 30, 1999, 1,265,000 shares of common stock were issued and outstanding. Additional paid-in capital was $10.5 million at December 31, 1998 and June 30, 1999.

LIQUIDITY

Liquidity management for Heartland focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for Heartland is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. The Bank also has the ability to borrow from the Federal Home Loan Bank of Indianapolis with various repayment terms ranging from 1 day to 15 years. Such borrowings are secured by a "blanket" collateral agreement covering all available mortgage loans and investment securities in the Bank's portfolio. Heartland manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Heartland held its Annual Meeting of Shareholders on April 19, 1999. At the Annual Meeting, the shareholders elected as directors for an additional three-year term the three nominees proposed by the Board of Directors, and approved an amendment to the Heartland Bancshares, Inc. 1997 Stock Option Plan to increase the shares available for grant from 75,000 to 137,000 shares (the "Amendment").

Nominee             Votes                Votes                    Broker
                    Cast for             Withheld                 Non-Votes

Steve Bechman       1,215,585                0                     49,415
Gordon R. Dunn      1,215,585                0                     49,415
James C. Stewart    1,215,585                0                     49,415

There were no abstentions.

The following members of the Board of Directors continued in office following the meeting for terms expiring at the annual meetings in the following years:

2000 -- Sharon Acton, Jeffrey L. Goben and John Norton; and
2001 -- J. Michael Jarvis, Robert Richardson and Patrick A. Sherman.

The shareholders approved the Amendment by a vote of 1,163,715 votes in favor and 45,470 votes opposed with 55,815 abstentions or broker non-votes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

------------------------------------------------------------------------------



Item 6 - Exhibits and Reports on Form 8-K:

           (a) The following exhibits are filed as part of this report:

          3.1   Amended and  Restated  Articles of  Incorporation  of  Heartland
                Bancshares, Inc.,   which  are   incorporated  by  reference  to
                Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2"). 10.1 Amendment to Stock Option Plan

          3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2

          10.1  1997 Stock Option Plan, as amended

          10.2  1997 Stock Option Plan for Nonemployee Directors, as amended

           27   Financial Data Schedule


           (b) No reports on Form 8-K were filed during the three months ended June 30, 1999.

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


                                              HEARTLAND BANCSHARES, INC.
                                              (Registrant)



                                              /s/ Steve Bechman
Date:                                         --------------------------
                                              Steve Bechman
                                              President and
                                              Chief Executive Officer






                                              /s/ Jeffery D. Joyce
Date:                                         --------------------------
                                              Jeffery D. Joyce
                                              Chief Financial Officer