Form 10QSB
period 1999-09-30
HEARTLAND BANCSHARES INC /IN/
filed 1999-11-12
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 1999

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

As of November 12, 1999, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
          (Unaudited, Dollar amounts in thousands, except share data)

--------------------------------------------------------------------------------


                                                    September 30,   December 31,
                                                        1999            1998
                                                        ----            ----
ASSETS
Cash and due from banks                                 $    571      $    403
Interest bearing deposits in other banks                   3,206         1,560
Federal funds sold                                         3,912         1,200
                                                        --------      --------
      Total cash and cash equivalents                      7,689         3,163

Securities available-for-sale, at market                  12,072        10,457
Loans                                                     83,063        49,442
Allowance for loan losses                                 (1,246)         (742)
                                                        --------      --------
      Loans, net                                          81,817        48,700
Premises, furniture and equipment, net                     1,667         1,707
Accrued interest receivable and other assets               1,210           633
                                                        --------      --------
                                                        $104,455      $ 64,660
                                                        ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                         $  8,015      $  4,341
   Interest-bearing demand and savings deposits           25,732        13,397
   Interest-bearing time deposits                         52,653        35,016
                                                        --------      --------
      Total deposits                                      86,400        52,754
   Short-term borrowings                                   6,045           740
   Accrued interest payable and other liabilities            595           250
                                                        --------      --------
                                                          93,040        53,744

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued and
       outstanding                                         1,265         1,265
   Additional paid-in capital                             10,466        10,466
   Accumulated deficit                                      (179)         (868)
   Accumulated other comprehensive income                   (137)           53
                                                        --------      --------
                                                          11,415        10,916

                                                        $104,455      $ 64,660
                                                        ========      ========

                           HEARTLAND BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME For the three
            months and nine months ended September 30, 1999 and 1998
         (Unaudited, Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                    Three Months             Nine months
                                 Ended September 30,     Ended September 30,
                                  1999        1998        1999       1998
                                  ----        ----        ----       ----

Interest income
   Loans                         $1,866      $  716      $4,691    $ 1,324
   Securities:
     Taxable                        182         141         511        388
     Non-taxable                      4           -          16         76
   Other                             24          14          51          -
                                 ------      ------      ------     ------
     Total interest income        2,076         871       5,269      1,788
Interest expense
   Deposits                         915         397       2,378        745
   Short-term borrowings             82           3         106          5
                                 ------      ------      ------     ------
     Total interest expense         997         400       2,484        750
                                 ------      ------      ------     ------
Net interest income               1,079         471       2,785      1,038
Provision for loan losses           115         207         513        530
                                 ------      ------      ------     ------
Net interest income after
   provision for loan losses        964         264       2,272        508
Noninterest income
   Service charges and fees          60          55         138        176
Noninterest expense
   Salaries and employee benefits   340         261         949        737
   Occupancy and equipment
    expenses, net                    54          43         153        122
   Data processing expense          100          49         227        118
   Printing and supplies             20          16          52         55
   Advertising                       24          22          62         65
   Director fees                      7           7          21         21
   Professional fees                 24          14          52         43
   Credit reports and other loan
    expenses                         10          16          36         37
   Amortization of organization
    costs                             -          26           -         48
   Other operating expenses          90          20         169         74
                                 ------      ------      ------     ------
     Total noninterest expense      669         474       1,721      1,320
                                 ------      ------      ------     ------
Income before income taxes          355        (155)        689       (636)
Income taxes                          -           -           -          -
                                 ------      ------      ------     ------
Net income/(loss)                $  355      $ (155)     $  689     $ (636)
                                 ======      ======      ======     ======
Basic and diluted earnings
    per share                    $  .28      $ (.12)     $  .54     $ (.50)
                                 ======      ======      ======     ======

Comprehensive income (Note 1)    $  392      $  (92)     $  499     $ (558)
                                 ======      ======      ======     ======

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     For the three months and nine months ended September 30, 1999 and 1998
            (Dollar amounts in thousands, except share through data)

--------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other       Total
                                     Additional  Accum-     Compre-     Share-
                             Common    Paid-in   ulated     hensive    holders'
                              Stock    Capital   Deficit    Income      Equity
                              -----    -------   -------    ------      ------

Balance December 31, 1997   $1,265    $10,466   $ (240)    $    13     $11,504

Comprehensive income (loss)

   Net loss for nine months
    Ended September 30, 1998                      (636)                   (636)

   Change in unrealized
    gain on securities
     available-for-sale                                         78          78
                                                                       -------

Total comprehensive loss                                                  (558)
                            ------    -------   ------     -------     -------
Balance September 30, 1998   1,265     10,466     (876)         91      10,946


Comprehensive income (loss)

   Net loss for three months
    ended December 31, 1998                       (147)                   (147)

   Change in unrealized
    gain on securities
     available-for-sale                                         25          25
                                                                       -------

Total comprehensive loss                                                  (122)

                            ------    -------   ------     -------     -------
Balance December 31, 1998    1,265     10,466     (868)         53      10,916

Comprehensive income (loss)

   Net income for nine months
    ended September 30, 1999                       689                     689

   Change in unrealized
    gain on securities
     available-for-sale                                       (190)       (190)
                                                                       -------

Total comprehensive income                                                 499

                            ------    -------   ------     -------     -------
Balance September 30, 1999  $1,265    $10,466   $ (179)    $  (137)    $11,415
                            ======    =======   ======     =======     =======

                           HEARTLAND BANCSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine
                    months ended September 30, 1999 and 1998
         (Unaudited, Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------



                                                             Nine Months Ended
                                                             --September 30,--
                                                             1999        1998
                                                             ----        ----

Cash flows from operating activities
   Net income/(loss)                                       $    689   $   (636)
   Adjustments to reconcile net loss to net cash
     from operating activities
      Depreciation and amortization                              62        130
      Provision for loan losses                                 513        530
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (486)      (375)
         Accrued interest payable and other liabilities         345         73
            Net cash from operating activities                1,123       (278)

Cash flows from investing activities
   Purchase of securities available-for-sale                 (4,131)    (4,625)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                            2,229      3,540
   Loans made to customers, net of payments collected       (33,630)   (34,301)
   Net purchases of property and equipment                      (16)      (608)
                                                           --------   --------
      Net cash from investing activities                    (35,548)   (35,994)

Cash flows from financing activities
   Net change in deposit accounts                            33,646     37,289
   Net change in short-term borrowings                        5,305       (800)
                                                           --------   ---------
      Net cash from financing activities                     38,951     36,489
                                                           --------   --------

Net change in cash and cash equivalents                       4,526        217

Cash and cash equivalents at beginning of period              3,163      1,140
                                                           --------   --------

Cash and cash equivalents at end of period                 $  7,689   $  1,357
                                                           ========   ========

Supplemental  disclosures of cash flow  information
  Cash paid during the period for:
      Interest                                             $  2,730   $     --
      Income taxes                                              304         --

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at September 30, 1998 or 1999.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

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

NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 1999 and 1998.

                                      Three Months              Nine months
                                   Ended September 30,      Ended September 30,
                                    1999        1998         1999        1998
                                    ----        ----         ----        ----
Basic earnings per share
   Net income/(loss)             $     355   $    (155)   $     689   $    (636)
                                 =========   =========    =========   =========

   Weighted average shares
    outstanding                  1,265,000   1,265,000    1,265,000   1,265,000
                                 =========   =========    =========   =========

     Basic earnings per share    $     .28   $    (.12)   $     .54   $    (.50)
                                 =========   =========    =========   =========

                                      Three Months              Nine months
                                   Ended September 30,      Ended September 30,
                                    1999        1998         1999        1998
                                    ----        ----         ----        ----

Dilutive earnings per share
   Net income/(loss)             $     355   $    (155)   $     689   $    (636)
                                 =========   =========    =========   =========

   Weighted average shares
    outstanding                  1,265,000   1,265,000    1,265,000   1,265,000
   Dilutive effect of assumed
    exercise of stock options            -           -            -       1,496
                                 ---------   ---------    ---------   ---------
   Diluted average shares
    Outstanding                  1,265,000   1,265,000    1,265,000   1,266,496
                                 ---------   ---------    ---------   ---------

     Diluted earnings per share  $     .28   $    (.12)   $     .54   $    (.50)
                                 =========   =========    =========   =========

ITEM 2.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at September 30, 1999 compared to December 31, 1998 and the results of operations for the three and nine month periods ended September 30, 1999 in comparison to the three and nine month periods ended September 30, 1998 of Heartland Bancshares, Inc. (Heartland). Heartland was incorporated May 27, 1997. Heartland was formed with the specific intent to form a wholly owned subsidiary state chartered bank (Heartland Community Bank or Bank). Heartland received approval from the Federal Reserve Bank of Chicago to be a bank holding company in the fall of 1997. Operations of the Bank began December 17, 1997.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------
The Federal Financial Institutions Examination Council (FFIEC) has issued several statements regarding preparing for the Year 2000 date change and related issues. Those statements have identified specific actions and plans to be adopted by financial institutions, all of which would be materially adversely affected by Year 2000 failure of loan and deposit data processing systems. As of September 30, 1999, Heartland has implemented the procedures and plans set out by FFIEC. Heartland has completed the evaluation and testing of computer and software systems, in cooperation with its independent data processing service provider and hardware and software manufacturers and vendors, and estimates that the amount of costs that will be incurred to prepare for the date change will not be significant. Although Heartland has no reason to expect that its data processing and other costs and expenses will be significant or that its financial condition and results of operations will be adversely affected by Year 2000 problems, this is a forward-looking statement, and actual expenses may vary materially from current expectations due to the possibility, among other risks, that the Company's data processing service provider will be unable to perform in accordance with the Year 2000 plan and the possibility that the Company's customers may not be Year 2000 compliant.

FINANCIAL CONDITION

Heartland experienced continued growth through the first nine months of 1999. Total assets at September 30, 1999 are $104.5 million, an increase of $39.8 million or 61.55% from the December 31, 1998 total assets of $64.7 million. Investment securities total $12.1 million at September 30, 1999 compared to $10.5 million at December 31, 1998, an increase of $1.6 million or 15.44%. Total gross loans are $83.1 million at September 30, 1999, representing growth of $33.7 million, or 68.0%, from the December 31, 1998 total of $49.4 million.

An increase in total deposits of $33.6 million to $86.4 million at September 30, 1999, or 63.8% from $52.8 million at December 31, 1998 primarily funded the growth in assets. Short-term borrowings were increased by $5.3 million from $0.7 million at December 31, 1998 to $6.0 million at September 30, 1999. The increase was due to two advances from the Federal Home Loan Bank of Indianapolis (FHLBI) totaling $5 million. Heartland maintains a blanket collateral agreement with the FHLBI whereby all available mortgage loans and securities within Heartland's portfolio have been pledged as collateral for the advances, which mature in 2000.

Heartland's total equity to total asset ratio was 10.93% at September 30, 1999 compared to 16.88% at December 31, 1998. The change was primarily due to the growth in assets, offset by the total comprehensive income for the nine months ended September 30, 1999. Book value per common share of Heartland was $9.02 at September 30, 1999 compared to $8.63 at December 31, 1998. The change in book value per common share resulted from the total comprehensive income for the nine months ended September 30, 1999.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Heartland recorded net income of $355,000 for the three months ended September 30, 1999 compared to a net loss of $(155,000) for the three months ended September 30, 1998. Similarly net income for the nine months ended September 30, 1999 was $689,000 compared to a net loss of $(636,000) for the nine months ended September 30, 1998. The improvements were primarily due to the increase in net interest income. Net interest income for the three months and nine months ended September 30, 1999 was $1.1 million and $2.8 million compared to $471,000 and $1.0 million for the three months and nine months ended September 30, 1998. Non-interest income was $60,000 and $138,000 for the three months and nine months ended September 30, 1999. Comparatively, non-interest income was $55,000 and $176,000 for the three months and nine months ended September 30, 1998.

Increases in net interest income were achieved primarily through increased volume of interest earning assets. Total interest income for the three months ended September 30, 1999 was $2.1 million compared to $871,000 for the same period in 1998. Interest income for the nine months ended September 30, 1999 and 1998 was $5.3 million and $1.8 respectively. Interest expense of $997,000 and $2.5 million was incurred during the three months and nine months ended September 30, 1999. Interest expense during the three months and nine months ended September 30, 1998 was $400,000 and $750,000. Interest expense during all periods discussed is related to interest bearing deposits and short-term borrowings.

Provision for loan losses recorded during the three months ended September 30, 1999 was $115,000 compared to $207,000 for the three months ended September 30, 1998. Similarly, Heartland recorded provision for loan losses of $513,000 during the nine months ended September 30, 1999 and $530,000 during the same period in 1998.

Salaries and benefits expense was $340,000 and $949,000 for the three months and nine months ended September 30, 1999 compared to $261,000 and $737,000 for the three months and nine months ended September 30, 1998. The increases are due primarily to additional employees added to service the growing loan and deposit customer base.

Net occupancy and equipment expenses of $54,000 were incurred during the three months ended September 30, 1999 compared to $43,000 during the same period in 1998. Heartland recorded net occupancy and equipment expenses of $153,000 and $122,000 for the nine months ended 1999 and 1998 respectively. The Bank entered into a 10 year lease agreement with a non-related party for a facility located on Highway 135 in Greenwood, Indiana and commenced banking activities in that facility in May, 1998.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

Data processing expense was $100,000 for the three months ended September 30, 1999 compared to $49,000 for the three months ended September 30, 1998. Data processing expense was $227,000 for the nine months ended September 30, 1999 and $118,000 for the same period in 1998. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. In the third quarter of 1999, the Bank agreed to an addendum to the contract which added daily item processing and check imaging to the services provided. This addition caused $24,000 of additional non-recurring expense during the three months ended September 30, 1999.

Printing and supplies expense was $20,000 for the three months ended September 30, 1999 and $16,000 for the three months ended September 30, 1998. Heartland incurred printing and supplies expense of $52,000 for the nine months ended September 30, 1999 compared to $55,000 for the same period in 1998.

Heartland incurred advertising expense of $24,000 during the three months ended September 30, 1999 compared to $22,000 during the three months ended September 30, 1998. Advertising expense for the nine months period ended September 30, 1999 and 1998 was $62,000 and $65,000, respectively.

Directors' fees expense was $7,000 for both the three months ended September 30, 1999 and the three months ended September 30, 1998. Similarly, directors' fees expense was $21,000 for both the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

Professional fees expense for the three months ended September 30, 1999 was $24,000 compared to $14,000 for the three months ended September 30, 1998. Professional fees expense was $52,000 for the nine months ended September 30, 1999 and $43,000 for the nine months ended September 30, 1998.

Credit reports and other loan expenses were $10,000 for the three months ended September 30, 1999 and $16,000 for the three months ended September 30, 1998. Heartland recorded credit reports and other loan expenses of $36,000 during the nine months ended September 30, 1999 and $37,000 during the nine months ended September 30, 1998.

Amortization of organization costs were $26,000 during the three months ended September 30, 1998 and $48,000 during the nine months ended September 30, 1998. All organization costs were fully amortized in 1998, therefore no related expense has been recorded in the nine months or three months ended September 30, 1999.

The remaining expenses of $90,000 during the three months ended September 30, 1999, $20,000 during the three months ended September 30, 1998, $169,000 during the nine months ended September 30, 1999 and $74,000 during the nine months ended September 30, 1998, relate to various other items such as postage, insurance and training.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

CAPITAL RESOURCES

Shareholders' equity totaled $11.4 million at September 30, 1999, compared to $10.9 million at December 31, 1998. The change is attributable to the total comprehensive income for the nine months ended September 30, 1999. As of September 30, 1999, 1,265,000 shares of common stock were issued and outstanding. Additional paid-in capital was $10.5 million at December 31, 1998 and September 30, 1999.

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

   27    Financial Data Schedule


 (b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

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


                                              HEARTLAND BANCSHARES, INC.
                                              (Registrant)






        11/12/99                              /s/ Steve Bechman
Date:  --------------------------             --------------------------
                                              Steve Bechman
                                              President and
                                              Chief Executive Officer






        11/12/99                              /s/ Jeffery D. Joyce
Date: --------------------------              --------------------------
                                              Jeffery D. Joyce
                                              Chief Financial Officer