Form 10KSB
period 1999-12-31
HEARTLAND BANCSHARES INC /IN/
filed 2000-03-30
CIK 1042905

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this FORM 10-KSB or any amendment to this FORM 10-KSB. [X]
                               -----
Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of March 22, 2000 of $7.125 per share $8,254,028

Shares of common stock outstanding as of March 22, 2000:           1,265,000

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders of Heartland Bancshares, Inc. for 1999, to the extent stated herein, are incorporated by reference from
   Exhibit 13 into Parts I and II.
2. Portions of the Proxy Statement of Heartland Bancshares, Inc. for the Annual Meeting of its Shareholders to be held April 24, 2000, to the extent stated herein, are incorporated by reference from Exhibit 99.1 into Part III.

                          FORM 10-KSB TABLE OF CONTENTS

PART I

Item  1.  Description of Business
Item  2.  Description of property
Item  3.  Legal Proceedings
Item  4.  Submission of Matters to a Vote of Security Holders

PART II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters
Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
Item  7.  Financial Statements and Supplementary Data
Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

PART III

Item  9.  Directors Executive Officers Promoters and Control
          Persons of Heartland
Item 10.  Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

At December 31, 1999, Heartland had approximately $110,139 of assets, loans of $91,045, deposits of approximately $88,519 and shareholders' equity of approximately $11,643. The Bank operates from offices located in Franklin and Greenwood, Indiana and from its newest branch office location in Bargersville Indiana opened in January 2000. As of December 31, 1999, The Bank had 43 full time equivalent employees. The Bank utilizes a leased employee arrangement with a third party company, where-by all employees are leased to the Bank from the third party company. The arrangement allows for employees to participate in group benefits of the third party company. The third party company also administers the majority of human resource activities including payroll, payroll taxes and policy administration. Heartland has no full time employees. Heartland is subject to regulation by the Federal Reserve Board.

The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC.

The business of the Bank consists primarily of attracting deposits from the general public, originating commercial, residential real estate and consumer loans and purchasing certain investment securities. The Bank in November 1999 opened a full-service brokerage department in order to sell mutual funds and other non-deposit investment products and in January 2000 opened a certificate of deposit brokerage program.

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

Borrowings. The Bank borrows federal funds from other commercial banks from time to time to provide for cash flow requirements. These borrowings mature daily and are secured by certain investment securities in Heartland's portfolio. The interest rates on such borrowings may be changed daily. At December 31, 1999 and 1998, Heartland had $0 in federal funds borrowed.

The Bank also borrows funds from the Federal Home Loan Bank of Indianapolis (FHLBI). The borrowings consist of three advances as follows at December 31, 1999:

   Maturity Date and Interest Rate                       Balance
                                                         -------

   February 28, 2000 5.95%                              $  1,000
   June 19, 2000 5.63%                                     4,000
   July 7, 2000 Adjustable 6.03%                           1,000
                                                        --------
      Total                                             $  6,000
                                                        ========
Each advance is payable at maturity date, generally with a prepayment penalty. The advances are collateralized by a blanket pledge of mortgage loans and eligible securities. Interest is payable monthly. There were no FHLBI advances outstanding at December 31, 1998.

Additional   information  regarding  Heartland  and  the  Bank  is  included  in
Heartland's  Annual Report to Shareholders  for 1999,  which is filed as Exhibit
13.

SERVICE AREA

Heartland's primary service area is Johnson County, Indiana. Johnson County was the second fastest growing county from 1990 through 1996 based on estimates of the Indiana Business Research Center. Johnson County was ranked the third fastest growing County in Indiana by the United States Census Bureau for 1998. Census data may be obtained from the Census Bureau Internet site WWW.Census.gov. The majority of Heartland's customers reside in Johnson County, particularly in the northern two-thirds of the county, which accounts for over 88% of the county's population, according to the 1990 U.S. Census. Heartland has branches in Franklin and Greenwood, which are the two largest cities in the county, and a branch in Bargersville, in southwestern Johnson County.

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

Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank and from engaging in any activity other than managing or controlling banks. A bank holding company may, however, own shares of a company engaged in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the amendments to the BHCA made in 1999 by the
Gramm-Leach-Bliley Act, a bank holding company meeting certain financial and other requirements may elect to be treated as a "financial holding company" and engage in or own shares of companies that are engaged in, insurance underwriting, securities underwriting, merchant banking, and other financial services activities.

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

CAPITAL REQUIREMENTS

The Bank must meet certain minimum capital requirements mandated by the FDIC and the DFI. These regulatory agencies require financial institutions to maintain certain minimum ratios of primary capital to total assets and total capital to total assets.

Heartland is not required to comply with Federal Reserve capital requirements applicable to bank holding companies because it has consolidated assets of less than $150,000. However, Heartland has agreed with the Federal Reserve not to incur debt at the holding company level outside the ordinary course of business prior to October 3, 2002 without Federal Reserve approval.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Bank meets all applicable capital adequacy requirements as of December 31, 1999 and December 31, 1998.

As of December 31, 1999 and 1998, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.


                                                               Minimum Required
                                                                   To Be Well
                                           Minimum Required    Capitalized Under
                                              For Capital      Prompt Corrective
                              Actual      Adequacy Purposes   Action Regulations
                          Amount   Ratio   Amount    Ratio     Amount    Ratio
1999
Total capital
(to risk weighted assets) $12,589  14.1%    $7,118     8%      $8,898     10%
Tier 1 capital
(to risk weighted assets)  11,474  12.9      3,559     4        5,339      6
Tier 1 capital
(to average assets)        11,474  10.5      4,358     4        5,448      5

1998
Total capital
(to risk weighted assets) $ 8,606  17.0%    $4,056     8%      $5,070     10%
Tier 1 capital
(to risk weighted assets)   7,971  15.7      2,028     4        3,042      6
Tier 1 capital
(to average assets)         7,971  14.5      2,196     4        2,745      5

In addition, a more restrictive capital adequacy requirement currently in place is from the agreement with the Federal Deposit Insurance Corporation in conjunction with the approval for deposit insurance, which requires that a minimum total capital to total assets ratio of 8% be maintained for the first three years of operation. The Bank's corresponding capital ratio at December 31, 1999 was 10.2% compared to 13.0% at December 31, 1998.

Forward-Looking Statements

This Form 10-KSB and future filings made by Heartland with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Heartland and the Bank, and oral statements made by executive officers of Heartland and the Bank, include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Bank do business, (b) expectations regarding revenues, expenses, and earnings for Heartland and the Bank, (c) the impact of future or pending acquisitions, (d) deposit and loan volume, and (e) new products or services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

To comply with the terms of a "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 that protects the making of such forward-looking statements from liability under certain circumstances, Heartland notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. These risks and uncertainties that may affect the operations, performance, development and results of Heartland's business include, but are not limited to, the following: (a) the risk of adverse changes in business and economic conditions generally and in the specific markets in which the Bank operate which might adversely affect credit quality and deposit and loan activity; (b) the risk of rapid increases or decreases in interest rates, which could adversely affect Heartland's net interest margin if changes in its cost of funds do not correspond to the changes in income yields;
(c) possible changes in the legislative and regulatory environment that might negatively impact Heartland and the Bank through increased operating expenses or restrictions on authorized activities; (d) the possibility of increased competition from other financial and non-financial institutions; (e) the risk that borrowers may misrepresent information to management of the Bank, leading to loan losses, which is an inherent risk of the activity of lending money; (f) the risk that banks that Heartland may acquire in the future may be subject to undisclosed asset quality problems, contingent liabilities or other unanticipated problems; and (g) other risks detailed from time to time in Heartland's filings with the Securities and Exchange Commission. Heartland and the Bank do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Selected Financial Data

The information presented below should be read in conjunction with the consolidated financial statements, which are included under Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 6.
                                                                May 27, 1997
                               Year Ended      Year Ended        (inception)
                              December 31,    December 31,         through
Income Statement Data:            1999            1998        December 31, 1997
                                  ----            ----        -----------------
Total interest income           $   7,573      $    3,140        $      165
Total interest expense              3,612           1,307                12
Net interest income                 3,961           1,833               153
Provision for loan losses             656             700                46
Noninterest income                    202              56                 -
Noninterest Expense                 2,352           1,817               347
Provision for income taxes            182               -                 -
Net income/(loss)               $     973      $     (628)       $     (240)
Net income/(loss) per share     $     .77      $    (.50)        $     (.19)
Average shares                  1,265,000       1,265,000         1,265,000

                             At December 31,   At December 31,   At December 31,
                                  1999              1998              1997
                                  ----              ----              ----
Balance Sheet Data:
Total Assets                   $  110,139        $  64,660         $   14,519
Loans, Net of Allowance
for Loan Losses                    89,680           48,700              3,912
Demand & Savings Deposits          38,135           17,738              1,591
Time Deposits                      50,384           35,016                488
Stockholders' Equity               11,643           10,916             11,504
Book Value Per Share           $     9.20        $    8.63         $     9.09
Equity to Asset Ratio               10.57%           16.88%             79.23%

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables depict for the years ended December 31, 1999 and 1998, and the period from May 27, 1997 (inception) through December 31, 1997, certain information related to Heartland's average balance sheets and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                                                       May 27, 1997
                               Year Ended          Year Ended       (inception) through
                            December 31,1999    December 31, 1998    December 31, 1997
                            ----------------    -----------------    -----------------
                           Average/   Yield/    Average/  Yield/    Average/  Yield/
                            Balance    Rate      Balance   Rate      Balance   Rate
                            -------    ----      -------   ----      -------   ----
Interest earning assets
   Federal funds sold      $ 1,818    5.28%     $  2,581   3.83%    $   729     5.49%
   Taxable securities       12,057    6.00         8,647   6.05       1,635     6.18
   Non-taxable securities      605    3.64           152   3.71           -
   Loans                    72,340    9.31        25,047  10.03         230    10.43
                           -------    ----      --------  -----     -------    -----
Total interest earning

   assets                  $86,820    8.72      $ 36,427   8.62     $ 2,594     6.36
                           =======    ====      ========  =====     =======    =====

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and
     Savings Deposits      $21,285    3.96%     $  6,718   4.01%    $    20     3.77%
   Time deposits            47,088    5.45        18,048   5.70          22     6.00
   Short-term borrowings     1,151    4.26           150   5.82         128     8.29
   Other borrowings          2,745    5.68             -                  -
                           -------    ----      --------   ----     -------    -----
Total interest bearing
   liabilities             $72,269    5.00      $ 24,916   5.25     $   170     7.47%
                           =======    ====      ========   ====     =======     ====


                                                     1999      1998      1997
                                                     ----      ----      ----
Average yield on interest-earning assets             8.72%     8.62%     6.36%
Average rate paid on interest-bearing liabilities    5.00      5.25      7.47
Net interest spread                                  3.72      3.37     (1.11)
Net interest margin (net interest earnings divided
 by average total interest-earning assets)           4.56      5.03      5.90
Return on average assets                             1.09     (1.63)    (7.56)
Return on average equity                             8.54     (5.65)    (8.29)

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Heartland's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

                                           Year ended December 31,
                                           -----------------------
                                  1999 vs. 1998             1998 vs. 1997
                                  -------------             -------------
                              Increase (Decrease)        Increase (Decrease)
                                    due to                      due to
                                    ------                      ------
                           Volume    Rate    Total     Volume    Rate     Total
                           ------    ----    -----     ------    ----     -----
Interest income
attributable to:
  Loans ............     $ 4,414    $(194)   $ 4,220    $2,489   $ (1)   $ 2,488
  Securities .......         231      (15)       216       431     (3)       428
  Other interest-
   earning assets(1)         (34)      31         (3)       74    (15)        59
                         -------    -----    -------    ------   ----    -------

   Total interest-
     earning assets        4,611     (178)     4,433     2,994    (19)     2,975

Interest expense
  attributable to:
  Money Market and
    Savings Deposits         576       (3)       573       268     --        268
  Time deposits ....       1,584      (48)     1,536     1,027      1      1,028
  Short-term borrowings       43       (3)        40         2     (4)       (2)
  Other borrowings .         156       --        156        --     --         --
                           -----     ----      -----    ------  -----     ------

   Total interest-bearing
     liabilities           2,359      (54)     2,305     1,297     (3)     1,294
                         -------    -----    -------    ------   ----    -------

Increase (decrease) in
  net interest income    $ 2,252    $(124)   $ 2,128    $1,697   $(16)   $ 1,681
                         =======    =====    =======    ======   ====    =======


(1) Includes federal funds sold and interest-bearing deposits in other financial institutions.

LOANS. Heartland's loans, before adjusting for the allowance for loan losses, totaled $91,045 at December 31, 1999, $49,442 at December 31, 1998 and $3,958 at
December 31, 1997.

The following table sets forth information concerning the composition of Heartland's loan portfolio in dollar amounts and percentages as of December 31, 1999,1998 and 1997.

                                      1999                 1998                  1997
                                       Percent of           Percent of            Percent of
                              Amount    Net Loans   Amount   Net Loans    Amount   Net Loans
                              ------    ---------   ------   ---------    ------   ---------
TYPE OF LOAN
Commercial loans and leases   $42,778      47.70%   $26,475     54.37%    $ 2,960    75.66%
Real estate construction       17,109      19.08      7,409     15.21         136     3.48
Residential mortgages
 (1-4 family homes)            15,069      16.80      6,241     12.81         189     4.83
Consumer                       16,089      17.94      9,317     19.13         673    17.20
                              -------     ------    -------    ------     -------   ------
Gross loans                    91,045     101.52     49,442    101.52       3,958   101.17
Allowance for loan losses      (1,365)     (1.52)      (742)    (1.52)        (46)   (1.17)
                              -------     ------    -------    ------     -------   ------
Loans, net                    $89,680     100.00%   $48,700    100.00%    $ 3,912   100.00%
                              =======     ======    =======    ======     =======   ======


LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in Heartland's loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter than contractual maturities. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below.

                                            Remaining  Maturities
                                            One Year   Over one to  Over five
                                 Amount      or less   five years     years
                                 ------      -------   ----------     -----
TYPE OF LOAN

  Commercial loans and leases    $42,778     $12,121    $ 4,216     $26,441
  Real estate construction        17,109      11,993      5,116           -
  Residential mortgages
   (1-4 family homes)             15,069           -        515      14,554
  Consumer                        16,089       4,482      8,644       2,963
                                 -------     -------    -------     -------
  Total                          $91,045     $28,596    $18,491     $43,958
                                 =======     =======    =======     =======

Nonperforming loans include accruing loans that are contractually past due 90 days or more as to interest or principal payments. Nonperforming loans totaled $137, $0 and $0 at December 31, 1999, 1998 and 1997. At December 31, 1999,
nonperforming loans included $100 in residential real estate loans and $37 in consumer loans. Non-accrual loans include loans on which interest recognition has been suspended because they are 90 days past due as to interest or principal and loans where there is a question about the Bank's ability to collect all principal and interest. Non-accrual loans totaled $138, $0 and $0 at December 31, 1999, 1998 and 1997 and were comprised entirely of residential real estate loans.

ALLOWANCE FOR LOAN LOSSES. Heartland maintains an allowance for loan losses to provide a valuation allowance for loans that might not be repaid. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, historical trends in the level of nonperforming assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. Due to a limited amount of historic experience, Heartland's provisions since incorporation have been influenced by national loan loss experience applied to the portfolio outstanding. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1999, Heartland's allowance for loan losses totaled $1,365.

The following table provides an allocation of Heartland's allowance for possible loan losses as of each of the following dates:

                                                    At December 31,
                                              1999        1998        1997
                                              ----        ----        ----
                Loan type
                  Commercial and leases     $   641     $   397   $    34
                  Real estate construction      257         111         2
                  Residential mortgages         226          94         2
                  Consumer                      241         140         8
                                            -------     -------   -------
                    Total allowance for
                     loan losses            $ 1,365     $   742   $    46
                                            =======     =======   =======


The provision for loan losses charged to earnings was $656, $700 and $46 for the years ended December 31, 1999, 1998 and 1997. Net charge-offs were $33, $4 and $0 during the years ended December 31, 1999, 1998 and 1997. All charge-offs were consumer loans.

SECURITIES. The following table sets forth the carrying value of Heartland's investment portfolio as of December 31:

                                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains      Losses     Value
                                      ----       -----      ------     -----
1999
   U.S. Government and its agencies $  9,400   $     -   $   (210)  $ 9,190
   Obligations of states and
    political subdivisions               613         -        (12)      601
   Mortgage backed securities          2,705         1        (50)    2,656
   Corporates                            877         -        (47)      830
   FHLB stock                            400         -          -       400
                                    --------   -------   --------   -------
                                    $ 13,995   $     1   $   (319)  $13,677
                                    ========   =======   ========   =======

1998
   U.S. Government and its agencies $ 9,577 $ 71 $ (16) $ 9,632 Obligations of states and
    political subdivisions               614         1         (3)      612
   Mortgage backed securities            213         -          -       213
                                    --------   -------   --------   -------
                                    $ 10,404   $    72   $    (19)  $10,457
                                    ========   =======   ========   =======

1997

   U.S. Government and its agencies $ 7,949 $ 18 $ (5) $ 7,962 Obligations of states and
    political subdivisions                50         -          -        50
                                    --------   -------   --------   -------
                                    $  7,999    $   18   $     (5)  $ 8,012
                                    ========    ======   ========   =======


The following table sets forth the maturities of investment securities at December 31, 1999 and the weighted-average yield (on a tax equivalent basis) on such securities.
                                                                    Weighted
                                            Amortized     Fair       Average
                                              Cost        Value       Yield
                                              ----        -----       -----
Due in one year or less                      $  5,640   $   5,488      5.80%
Due after one year through five years           5,013       4,897      6.00
Due after five years through ten years            237         236      6.90
Due after ten years                                 -           -         -
Mortgage-backed securities                      2,705       2,656      7.12
FHLB stock                                        400         400      8.00
                                             --------    --------      ----
Total                                        $ 13,995   $  13,677      6.21%
                                             ========   =========      ====

1. Computation of yields is based on amortized cost.

The following table sets forth the amounts of Heartland's interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on Heartland's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond Heartland's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated.

                            Within 3      4 - 12      1 through 5
                             Months       Months         years    Over 5 years     Total
                             ------       ------         -----    ------------     -----
Interest-earning assets:
  Federal funds sold         $     75    $       0      $       0      $      0   $      75
  Securities                    4,387        1,101          4,897         3,292      13,677
  Loans                        36,057        6,530         30,573        17,885      91,045
                             --------    ---------      ---------      --------   ---------
   Total interest-earning
      assets                   40,519        7,631         35,470        21,177     104,797
                             --------    ---------      ---------      --------   ---------
Interest-bearing
liabilities:
  Interest bearing
   demand     and savings      29,428            0              0             0      29,428
   deposits
  Time deposits                16,905       13,869         19,610             0      50,384
  Federal Funds Purchased           0            0              0             0           0
  Short-term borrowings         3,519            0              0             0       3,519
  Other borrowings              2,000        4,000              0             0       6,000
                             --------    ---------      ---------     ---------   ---------
   Total interest-bearing
   liabilities                 51,852       17,869         19,610             0      89,331
                             --------    ---------      ---------      --------   ---------
Interest-earning assets
  less
  Interest-bearing
  liabilities                $(11,333)   $ (10,238)     $  15,860      $ 21,177   $  15,466
                             ========    =========      =========      ========   =========

Cumulative interest-rate
sensitivity gap              $(11,333)   $ (21,571)     $  (5,711)     $ 15,466
                             ========    =========      =========      ========
Cumulative interest-rate
  gap as a percentage of
  total interest earning
  assets                       (10.81)%     (20.58)%        (5.45)%       14.76%
                               ======       ======          =====         =====


CERTIFICATES OF DEPOSIT. The following table presents the amount of Heartland's jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 1999:

                                               At December 31,
               Maturity                              1999
                                                     ----
               Three months or less             $   10,984
               Over 3 months to 6 months             2,406
               Over 6 months to 12 months            3,795
               Over 12 months                        5,488
                    --                          ----------
                  Total                         $   22,673
                                                ==========


ITEM 2.  DESCRIPTION OF PROPERTY

Heartland owns its home office at 420 North Morton Street, Franklin, Indiana. The facility is used as the main banking office and Heartland's headquarters. The 5,700 square foot building was constructed over 25 years ago and underwent an extensive renovation in 1997 prior to the opening of Heartland.

In 1998, the Bank entered into a lease agreement of a branch office in Greenwood, Indiana. The lease is for 3,800 square feet of space in a strip center with approximately three to four other tenants. The term of the lease is ten years with an option to renew.

The Bank has also entered into a lease of a parcel of land in Bargersville, Indiana, commencing in January 2000. The Bank is constructing a branch facility on the land in 2000 and will own the building. The land lease has a term of 5 years with options to renew.

Heartland and the Bank presently do not invest in real estate other than real estate acquired for purposes of operations and mortgage interests in real estate securing loans made by the Bank in the ordinary course of business. The Board of Directors of the Bank from time to time specifies its policies as to the amounts and types of mortgage loans that the Bank may originate or acquire, and these policies may be changed without action by Heartland shareholders. Mortgage loans are made for interest income purposes, not for capital gain.


ITEM 3.  LEGAL PROCEEDINGS

Heartland and the Bank are not involved in any legal proceedings other than routine litigation incidental to the business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Information required for this item is included in the section headed "COMMON STOCK." in Exhibit 13 (The Registrant's Annual Report to Shareholders for the year ended December 31, 1999), which section is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required for this item is included in the section headed "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." in Exhibit 13 (The Registrant's Annual Report to Shareholders for the year ended December 31, 1999,) which section is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS.

Information required for this item is included in the section headed "FINANCIAL STATEMENTS." in Exhibit 13 (The Registrant's Annual Report to Shareholders for the year ended December 31, 1999,) which section is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM  9.  DIRECTORS  EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS  OF
          HEARTLAND; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to directors and executive officers of Heartland is included in the section headed "Election of Directors" in Exhibit 99.1, the 2000 Proxy Statement of Heartland, which section is incorporated herein by reference. Addition information relating to non-director executive officers is listed below.

Executive Officers:

John M. Morin1
Vice President, Consumer Lending
Age 50

K. Keith Fox2
Vice President, Commercial Lending
Age 40

R. Trent McWilliams3
Vice President, Business Development
Age 48

Jeff Joyce4
Vice President and Chief Financial Officer
Age 29

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

Section 16(a) Compliance:

Heartland has no class of equity securities registered with the Commission under
Section 12 of the Securities Exchange Act of 1934, as amended, and Section 16(a) is therefore inapplicable to its securities.


ITEM 10.   EXECUTIVE COMPENSATION

Information relating to compensation of Heartland's Executive officers and Directors is included under the captions "Executive Compensation" and "Election of Directors Compensation of Directors" in Exhibit 99.1, the 2000 Proxy Statement of Heartland, which sections are incorporated herein by reference.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the captions "ELECTION OF DIRECTORS" and "PRINCIPAL OWNERS OF COMMON SHARES" in Exhibit 99.1, The 2000 Proxy Statement of Heartland, which section is incorporated herein by reference.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Exhibit 99.1, The 2000 Proxy Statement of Heartland, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit NO.     Description

3.1  Amended and Restated  Articles of  Incorporation  of Heartland  Bancshares,
     Inc., which are incorporated by reference to Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")

3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2

10.1 1997 Stock Option Plan, as amended, which is incorporated by reference to Exhibit 10.1 in the Regestrant's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999

10.2 1997 Stock Option Plan for Nonemployee Directors, as amended, which is incorporated by reference to Exhibit 10.1 in the Regestrant's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999

10.3 Lease (Greenwood, Indiana property), which is incorporated by reference to
     Exhibit 10.5 in the Form SB-2

13 The Registrant's Annual Report to Shareholders for the year ended December 31, 1999 21 Subsidiaries of the Registrant and names under which the Registrant is doing business 27 Financial Data Schedule (EDGAR filing only)

99.1 The Registrant's 2000 Proxy Statement 99.2 Form of Proxy for 2000 Annual Meeting


Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2000.

HEARTLAND BANCSHARES, INC.

By:/s/ Steven L. Bechman
   ---------------------------------
Steven L. Bechman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

/s/ Steven L. Bechman   March 29, 2000
- -----------------------------
Steven L. Bechman, Director
(Chief Executive Officer)

/s/ Gordon Dunn         March 29, 2000
- -----------------------------
Gordon Dunn, Chairman

/s/ Sharon Acton        March 29, 2000
- -----------------------------
Sharon Acton, Director

/s/ Jeffrey L. Goben    March 29, 2000
- -----------------------------
Jeffrey L. Goben, Director

/s/ J. Michael Jarvis   March 29, 2000
- -----------------------------
J. Michael Jarvis, Director

/s/ John Norton         March 29, 2000
- -----------------------------
John Norton, Director

/s/ Robert Richardson   March 29, 2000
- -----------------------------
Robert Richardson, Director

/s/ Patrick A. Sherman  March 29, 2000
- -----------------------------
Patrick A. Sherman, Director

/s/ James C. Stewart    March 29, 2000
- -----------------------------
James C. Stewart, Director

/s/ Jeffery D. Joyce    March 29, 2000
- -----------------------------
Jeffery D. Joyce, Chief Financial Officer
(Principal Financial and Accounting Officer)