Form 10QSB
period 2000-03-31
HEARTLAND BANCSHARES INC /IN/
filed 2000-05-12
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 2000

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

As of May 11, 2000, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------


                                                       March 31,    December 31,
                                                          2000           1999
                                                          ----           ----
ASSETS
Cash and due from banks                                 $  5,788      $  3,598
Federal funds sold                                           161            75
                                                        --------      --------
      Total cash and cash equivalents                      5,949         3,673

Securities available-for-sale, at market                  14,115        13,677
Loans                                                    100,493        91,045
Allowance for loan losses                                 (1,507)       (1,365)
                                                        --------      --------
      Loans, net                                          98,986        89,680
Premises, furniture and equipment, net                     1,801         1,659
Accrued interest receivable and other assets               1,677         1,450
                                                        --------      --------
                                                        $122,528      $110,139
                                                        ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                         $ 10,516      $  8,707
   Interest-bearing demand and savings deposits           32,694        29,428
   Interest-bearing time deposits                         59,036        50,384
                                                        --------      --------
      Total deposits                                     102,246        88,519
   Short-term borrowings                                   2,936         3,519
   Other borrowings                                        5,000         6,000
   Accrued interest payable and other liabilities            508           458
                                                        --------      --------
                                                         110,690        98,496

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued and
       outstanding                                         1,265         1,265
   Additional paid-in capital                             10,466        10,466
   Retained earnings                                         337           105
   Accumulated other comprehensive income/(loss)            (230)         (193)
                                                        --------      --------
                                                          11,838        11,643

                                                        $122,528      $110,139
                                                        ========      ========















                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months ended March 31, 2000 and 1999
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                             2000        1999
                                                             ----        ----
Interest income
   Loans, including fees                                   $  2,242    $ 1,265
   Securities:
      Taxable                                                   217        166
      Non-taxable                                                 6          6
   Other                                                         19         15
                                                           --------    -------
                                                              2,484      1,452

Interest expense
   Deposits                                                   1,093        665
   Short-term borrowings                                         44          6
   Other borrowings                                              82          -
                                                           --------    -------
                                                              1,219        671

Net interest income                                           1,265        781

Provision for loan losses                                       157        176
                                                           --------    -------

Net interest income after provision for loan losses           1,108        605

Noninterest income
   Service charges and fees                                      65         27
   Investment Commissions                                        59          -
                                                           --------    -------
                                                                124         27
Noninterest expense
   Salaries and employee benefits                               486        298
   Occupancy and equipment, net                                  88         49
   Data processing                                               95         62
   Printing and Supplies                                         34         13
   Advertising                                                   33         17
   Director fees                                                  7          7
   Credit reports and other loan expenses                        18         14
   Professional fees                                             31         12
   Other                                                         54         33
                                                           --------    -------
                                                                846        505

Income before income taxes                                      386        127

Income taxes                                                    154          -
                                                           --------    -------

Net income                                                 $    232    $   127
                                                           ========    =======

Basic and diluted earnings per share                       $    .18    $   .10
                                                           ========    =======













                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three Months ended March 31, 2000 and 1999
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other       Total
                                     Additional  Accum-     Compre-     Share-
                             Common    Paid-in   ulated     hensive    holders'
                              Stock    Capital   Deficit    Income      Equity
                              -----    -------   -------    ------      ------

Balance December 31, 1998  $ 1,265   $10,466   $  (868)  $      53   $  10,916

Comprehensive income

   Net income for three months
    Ended March 31, 1999                           127                     127

   Change in unrealized
    Gain/(loss) on securities
     available-for-sale                                        (82)        (82)
                                                                     ---------
Total comprehensive income                                                  45
                           -------   -------   -------   ---------   ---------
Balance March 31, 1999     $ 1,265   $10,466   $  (741)  $     (29)  $  10,961
                           =======   =======   =======   =========   =========




Balance December 31, 1999  $ 1,265   $10,466   $   105   $    (193)  $  11,643


Comprehensive income/(loss)

   Net income for three months
    ended March 31, 2000                           232                     232

   Change in unrealized
    loss on securities
     available-for-sale                                        (37)        (37)
                                                                     ---------

Total comprehensive income                                                 195
                           -------   -------   -------   ---------   ---------
Balance March 31, 2000     $ 1,265   $10,466   $   337   $    (230)  $  11,838
                           =======   =======   =======   =========   =========
















                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 2000 and 1999
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------


                                                             2000        1999
                                                             ----        ----

Cash flows from operating activities
   Net income/(loss)                                       $    232   $    127
   Adjustments to reconcile net loss to net cash
     from operating activities
      Depreciation and amortization                              33         30
      Provision for loan losses                                 157        176
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (204)       (47)
         Accrued interest payable and other liabilities          50        133
            Net cash from operating activities                  268        419

Cash flows from investing activities
   Purchase of securities available-for-sale                   (551)    (1,933)
   Proceeds from calls and maturities of securities
     available-for-sale                                          57        646
   Loans made to customers, net of payments collected        (9,463)   (11,649)
   Net purchases of property and equipment                     (179)       (23)
                                                           --------   --------
      Net cash from investing activities                    (10,136)   (12,959)

Cash flows from financing activities
   Net change in deposit accounts                            13,727     11,306
   Net change in short-term borrowings                         (583)      (216)
   Net change other borrowings                               (1,000)         -
                                                           --------   --------
      Net cash from financing activities                     12,144     11,090
                                                           --------   --------

Net change in cash and cash equivalents                       2,276     (1,450)

Cash and cash equivalents at beginning of period              3,673      3,163
                                                           --------   --------

Cash and cash equivalents at end of period                 $  5,949   $  1,713
                                                           ========   ========






















                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

Heartland operates primarily in the banking industry, which accounts for more than 90% of its revenues, operating income and assets. The Bank is engaged in the business of commercial and retail banking, with operations conducted through its offices located in Franklin, Greenwood and Bargersville Indiana. The majority of the Bank's income is derived from commercial and retail business lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at March 31, 1999 or 2000.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are significantly past due. Payments received on such loans are reported as principal reductions.

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







                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are significantly delayed or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

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

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

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









                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999.

                                                        2000         1999
                                                        ----         ----
Basic earnings per share
   Net income/(loss)                                 $      232   $     127
                                                     ==========   =========

   Weighted average shares outstanding                1,265,000   1,265,000
                                                     ==========   =========

      Basic earnings per share                       $     .18    $     .10
                                                     =========    =========

                                                        2000         1999

Dilutive earnings per share
   Net income/(loss)                                 $      232   $     127
                                                     ==========   =========

   Weighted average shares outstanding                1,265,000   1,265,000
   Dilutive effect of assumed exercise of
    stock options                                             -           -
                                                     ----------   ---------

      Diluted average shares outstanding              1,265,000   1,265,000
                                                     ==========   =========

      Diluted earnings per share                     $     .18    $     .10
                                                     =========    =========

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2000
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at March 31, 2000 compared to December 31, 1999 and the results of operations for the three month period ended March 31, 2000 in comparison to the three month period ended March 31, 1999 of Heartland Bancshares, Inc. (Heartland). Heartland was incorporated May 27, 1997.

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operation included in Heartland's December 31, 1999 Annual Report to Shareholders.

GENERAL

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

FINANCIAL CONDITION

Heartland experienced continued growth through the first three months of 2000. Total assets at March 31, 2000 are $122,528, an increase of $12,389 or 11.25% from the December 31, 1999 total assets of $110,139. Total gross loans were $100,493 at March 31, 2000, representing growth of $9,448, or 10.38%, from the December 31, 1999 total of $91,045.

An increase in total deposits of $13,727 to $102,246 at March 31, 2000, or 15.51% from $88,519 at December 31, 1999 primarily funded the growth in assets. Short-term borrowings were decreased by $583 from $3,519 at December 31, 1999 to $2,936 at March 31, 2000. Other borrowings, consisting entirely of Federal Home Loan Bank Advances, were reduced from $6,000 at December 31, 1999 to $5,000 at March 31, 2000 with the repayment of a single $1,000 advance.

Heartland's total equity to total asset ratio was 9.66% at March 31, 2000 compared to 10.57% at December 31, 1999. The decline was primarily due to the growth in assets, offset by the total comprehensive income for the three months ended March 31, 2000. Book value per common share of Heartland was $9.36 at March 31, 2000 compared to $9.20 at December 31, 1999. The change in book value per common share resulted from the total comprehensive income for the three months ended March 31, 2000.



                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2000
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Heartland recorded net income of $232,000 for the three months ended March 31, 2000 compared to net income of $127,000 for the three months ended March 31, 1999. Interest income for the three months ended March 31, 2000 was $2,484 and was $1,452 for the three months ended March 31, 1999. The increase in interest income was primarily related to the increase in average interest earning assets.

Non-interest income was $124 for the three months ended March 31, 2000 and includes $59 of investment commissions. Comparatively, non-interest income was $27 for the three months ended March 31, 1999 and included $0 of investment commissions. Investment commissions are earned on the sale of mutual funds, annuities, equities and other investments. Heartland uses a third party broker-dealer to settle trades and pays its internal brokers a percentage of the commissions received.

Interest expense of $1,219 was incurred during the three months ended March 31, 2000. Interest expense during the three months ended March 31, 1999 was $671. The increase in interest expense is primarily due to the increase in average interest bearing liabilities

The Provision for loan losses recorded during the three month periods ended March 31, 2000 was $157 compared to $176 for the three months ended March 31, 1999.

Salaries and benefits expense was $486 for the three months ended March 31, 2000 compared to $298 for the three months ended March 31, 1999. The increase in salaries and benefits expense is primarily due to the addition of employees to staff the third banking office, the investment services department and the certificate of deposit brokerage program. The certificate of deposit brokerage program was initiated in January 2000. Investors use the program to invest amounts over $100 in FDIC insured institutions. Heartland locates the highest interest rates for available and spreads the investment to keep the amounts in any individual institution within the FDIC insurance limits. Heartland's revenue is derived from the difference between the interest rate paid by the institution issuing the certificate of deposit and the rate paid to the investor over the life of the certificate. Heartland pays its brokers a percentage of the expected future cash inflows at the time of the issuance of the certificate.

Net occupancy and equipment expenses of $88 were incurred during the three months ended March 31, 2000. During the three months ended March 31, 1999 the net occupancy and equipment expenses were $49. The increase in occupancy and equipment expenses was primarily due to the opening of an additional banking office in January 2000.










                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2000
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------
Data processing expense was $95 for the three months ended March 31, 2000 compared to $62 for the three months ended March 31, 1999. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. The increase in expense from 1999 to 2000 is primarily due to the increase in volume of accounts and transactions, data processing costs associated with the additional banking office opened in January 2000 and additional costs related to the implementation of a new loan documentation software in the first quarter of 2000.

Printing and supplies expense was $34 for the three months ended March 31, 2000 and $13 for the three months ended March 31, 1999. The increase is primarily due to the increased volume of loan and deposit customers.

Heartland incurred advertising expense of $33 during the three months ended March 31, 2000 compared to $17 during the three months ended March 31 1999. Advertising expenses were increased in 2000 to foster continued growth in loans and deposits.

Professional fees expense for the three months ended March 31, 2000 was $31 compared to $12 for the three months ended March 31, 1999. The increase in professional fees is related to additional outside loan review and legal fees related to ongoing loan collection matters and other issues pertinent to Heartland's ongoing businesses.

The remaining expenses of $54 during the three months ended March 31, 2000 and $33 during the three months ended March 31, 1999 relate to various other items such as postage, insurance and training. The increase is primarily due to the increase in volume of loans and deposits as well as training of employees for a loan documentation software implemented in the first quarter of 2000.

At December 31, 1998, the Corporation had a net deferred tax asset of $275, which was reduced to $0 by a valuation allowance. During the three months ended March 31, 1999 no income tax expense was recorded because the valuation allowance was reduced by the amount of income tax expense related to the earnings recorded during the same period. During 1999, the Corporation generated sufficient profit to fully utilize all existing net operating loss carryforwards and eliminate the need for a valuation allowance. During the three months ended March 31, 2000 income tax expense was recorded using the current applicable state and federal income tax rates.


CAPITAL RESOURCES

Shareholders' equity totaled $11,838 at March 31, 2000, compared to $11,643 at December 31, 1999. The change is attributable to the total comprehensive income for the three months ended March 31, 2000. As of March 31, 2000, 1,265,000 shares of common stock were issued and outstanding. Additional paid-in capital was $10.5 million at December 31, 1999 and March 31, 2000.



                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2000
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------



Item 6 - Exhibits and Reports on Form 8-K:

           (a)    Exhibit 27: Financial Data Schedule

           (b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

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


                                              HEARTLAND BANCSHARES, INC.
                                              (Registrant)




Date:  5/11/00                          /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date:  5/11/00                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer