Form 10QSB
period 2000-06-30
HEARTLAND BANCSHARES INC /IN/
filed 2000-08-15
CIK 1042905

FORM 10-QSB

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 2000

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

As of August 13, 2000, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                    (Amounts in thousands, except share data)

------------------------------------------------------------------------------

                                                        June 30,    December 31,
                                                          2000           1999
                                                          ----           ----
ASSETS
Cash due from banks                                     $  7,517      $  3,598
Federal funds sold                                         4,083            75
                                                        --------      --------
      Total cash and cash equivalents                     11,600         3,673
Securities available-for-sale, at market                  15,202        13,677
Loans                                                    115,361        91,045
Allowance for loan losses                                 (1,730)       (1,365)
                                                        --------      --------
      Loans, net                                         113,631        89,680
Premises, furniture and equipment, net                     2,030         1,659
Accrued interest receivable and other assets               1,881         1,450
                                                        --------      --------
                                                        $144,344      $110,139
                                                        ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                         $ 12,078      $  8,707
   Interest-bearing demand and savings deposits           35,850        29,428
   Interest-bearing time deposits                         70,222        50,384
                                                        --------      --------
      Total deposits                                     118,150        88,519
   Short-term borrowings                                   6,356         3,519
   Other borrowings                                        7,000         6,000
   Accrued interest payable and other liabilities            725           458
                                                        --------      --------
                                                         132,231        98,496

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued and
       outstanding                                         1,265         1,265
   Additional paid-in capital                             10,466        10,466
   Retained earnings                                         620           105
   Accumulated other comprehensive income                   (238)         (193)
                                                        --------      --------
                                                          12,113        11,643

                                                        $144,344      $110,139
                                                        ========      ========












                             See accompanying notes.



                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           For the three and six months ended June 30, 2000 and 1999
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                                  2000        1999        2000       1999
                                  ----        ----        ----       ----

Interest income
   Loans                         $2,628      $1,560      $ 4,870    $ 2,825
   Securities:
     Taxable                        223         163          440        329
Non-taxable                           6           6           12         12
Other                                82          12          101         27
                                 ------      ------      -------    -------
     Total interest income        2,939       1,741        5,423      3,193
Interest expense
   Deposits                       1,323         798        2,416      1,463
   Short-term borrowings             51          18           95         24
   Other borrowings                  99           -          181          -
                                 ------      ------      -------    -------
Total interest expense            1,473         816        2,692      1,487
                                 ------      ------      -------    -------

Net interest income               1,466         925        2,731      1,706
Provision for loan losses           254         222          411        398
                                 ------      ------      -------    -------
Net interest income after
   provision for loan losses      1,212         703        2,320      1,308

Noninterest income
   Service charges and fees          75          51          140         78
   Investment commissions           106           -          165          -
                                 ------      ------      -------    -------
                                    181          51          305         78

Noninterest expense
   Salaries and employee
    Benefits                        545         311        1,031        609
   Occupancy and equipment
    expenses, net                    80          50          168         99
   Data processing expense          107          65          202        127
   Printing and supplies             26          19           60         32
   Advertising                       32          21           65         38
   Director fees                      7           7           14         14
   Professional fees                 39          16           70         28
   Credit reports and other
    loan expenses                    11          12           29         26
   Other                             65          46          119         79
                                 ------      ------      -------    -------
     Total noninterest expense      912         547        1,758      1,052
                                 ------      ------      -------    -------
     Income before income taxes     481         207          867        334
Income taxes                        198           -          352          -
                                 ------      ------      -------    -------
Net income                       $  283      $  207      $   515    $   334
                                 ======      ======      =======    =======
Basic and diluted earnings
    per share                    $  .22      $  .16      $   .41    $   .26
                                 ======      ======      =======    =======

Comprehensive income             $  275      $   62      $   470    $   107
                                 ======      ======      =======    =======


                             See accompanying notes.



                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the six months ended June 30, 2000 and 1999
                         (Dollar amounts in thousands)

------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other      Total
                                     Additional Retained    Compre-     Share-
                             Common    Paid-in  Earnings/   hensive    holders'
                              Stock    Capital  (Deficit)   Income      Equity
                              -----    -------  ---------   ------      ------

Balance January 1, 1999      $1,265   $ 10,466   $ (868)    $    53     $10,916

Comprehensive income

   Net income for six months
    Ended June 30, 1999                             334                     334

   Change in net unrealized
    gain/(loss)                                                (227)       (227)
                                                                         ------
Total comprehensive income                                                  107
                            -------   --------   ------    --------     -------
Balance June 30, 1999       $ 1,265   $ 10,466   $ (534)   $   (174)    $11,023
                            =======   ========   =======   =========    =======






Balance January 1, 2000     $ 1,265   $ 10,466  $   105   $    (193)    $11,643

Comprehensive income

   Net income for six months
    ended June 30, 2000                             515                     515

   Change in net unrealized
    gain/(loss)                                                 (45)        (45)
                                                                        -------

Total comprehensive income                                                  470
                            -------   --------  -------   ---------     -------
Balance June 30, 2000       $ 1,265   $ 10,466  $   620   $    (238)    $12,113
                            =======   ========  =======   =========     =======



















                             See accompanying notes.



                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2000 and 1999
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------



                                                             2000        1999
                                                             ----        ----
Cash flows from operating activities
   Net income                                              $    515   $     334
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                              68          40
      Provision for loan losses                                 411         398
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (400)       (335)
         Accrued interest payable and other liabilities         267         227
                                                           --------   ---------
            Net cash from operating activities                  861         664

Cash flows from investing activities
   Purchase of securities available-for-sale                 (6,861)     (2,333)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                            5,268         700
   Loans made to customers, net of payments collected       (24,362)    (25,959)
   Net purchases of property and equipment                     (447)         (5)
                                                           --------   ---------
Net cash from investing activities                          (26,402)    (27,597)


Cash flows from financing activities
   Net change in deposit accounts                            29,631      22,498
   Net change in short-term borrowings                        2,837       3,674
   Draws on other borrowings                                  6,000           -
   Repayments on other borrowings                            (5,000)          -
                                                           --------   ---------
      Net cash from financing activities                     33,468      26,172
                                                           --------   ---------

Net change in cash and cash equivalents                       7,927        (761)

Cash and cash equivalents at beginning of period              3,673       3,163
                                                           --------   ---------

Cash and cash equivalents at end of period                 $ 11,600   $   2,402
                                                           ========   =========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
      Interest                                             $  2,798   $   1,312
      Income taxes                                               87         169















                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

Heartland operates primarily in the banking industry, which accounts for more than 90% of its revenues, operating income and assets. The Bank is engaged in the business of commercial and retail banking, with operations conducted through its offices located in Franklin, Greenwood and Bargersville, Indiana. The majority of the Bank's income is derived from commercial and retail business lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. The Bank had no held to maturity securities at June 30, 1999 or 2000.

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











------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are significantly delayed, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

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


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999.

                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                    2000        1999         2000        1999
                                    ----        ----         ----        ----
Basic earnings per share
   Net income/(loss)             $     283   $     207    $     515   $     334
                                 =========   =========    =========   =========

   Weighted average shares
    outstanding                  1,265,000   1,265,000    1,265,000   1,265,000
                                 =========   =========    =========   =========

     Basic earnings per share    $     .22   $     .16    $     .41   $     .26
                                 =========   =========    =========   =========

                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                    2000        1999         2000        1999
                                    ----        ----         ----        ----
Dilutive earnings per share
   Net income/(loss)             $     283   $     207    $     515   $     334
                                 =========   =========    =========   =========

   Weighted average shares
    outstanding                  1,265,000   1,265,000    1,265,000   1,265,000
   Dilutive effect of assumed
    exercise of stock options            -           -            -           -
                                 ---------   ---------    ---------   ---------
   Diluted average shares
    Outstanding                  1,265,000   1,265,000    1,265,000   1,265,000
                                 ---------   ---------    ---------   ---------

     Diluted earnings per share  $     .22   $     .16    $     .41   $     .26
                                 =========   =========    =========   =========


                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2000
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at June 30, 2000 compared to December 31, 1999 and the results of operations for the three and six month periods ended June 30, 2000 in comparison to the three and six month periods ended June 30, 1999 of Heartland Bancshares, Inc.(Heartland).

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

FINANCIAL CONDITION

Heartland experienced continued growth through the first six months of 2000. Total assets at June 30, 2000 are $144,344, an increase of $34,205 or 31% from the December 31, 1999 total assets of $110,139. Total gross loans were $115,361 at June 30, 2000, representing growth of $24,316, or 27%, from the December 31, 1999 total of $91,045.

An increase in total deposits of $29,631 to $118,150 at June 30, 2000, or 33% from $88,519 at December 31, 1999 primarily funded the growth in assets. Short-term borrowings were increased by $2,837 from $3,519 at December 31, 1999 to $6,356 at June 30, 2000. Other borrowings, consisting entirely of Federal Home Loan Bank Advances, increased from $6,000 at December 31, 1999 to $7,000 at June 30, 2000.


Heartland's total equity to total asset ratio was 8.39% at June 30, 2000 compared to 10.57% at December 31, 1999. The change was primarily due to the growth in assets, offset by the total comprehensive income for the six months ended June 30, 2000. Book value per common share of Heartland was $9.58 at June 30, 2000 compared to $9.20 at December 31, 1999. The change in book value per common share resulted from the total comprehensive income for the six months ended June 30, 2000.




------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2000
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Heartland recorded net income of $283 for the three months ended June 30, 2000 compared to $207 for the three months ended June 30, 1999. Similarly net income for the six months ended June 30, 2000 was $515 compared to $334 for the six months ended June 30, 1999. The improvements were driven by increased net interest income which offset higher noninterest expense and income tax expense recorded in 2000. Net interest income for the three and six months ended June 30, 2000 was $1,466 and $2,731 compared to $925 and $1,706 for the three and six months ended June 30, 1999. Non-interest income was $181 and $305 for the three and six months ended June 30, 2000. Comparatively, non-interest income was $51 and $78 for the three and six months ended June 30, 1999. Non-interest income increased primarily due to commissions generated by Heartland Investment Services, a full service brokerage department established in November 1999. The department generates commission income from the sale of investment products, such as stocks and mutual funds. Commissions were $106 and $165 for the three and six month periods ended June 30, 2000.

Increases in net interest income were achieved primarily through increased volume of interest earning assets. Total interest income for the three months ended June 30, 2000 was $2,939 compared to $1,741 for the same period in 1999. Interest income for the six months ended June 30, 2000 and 1999 was $5,423 and $3,193 respectively. Interest expense of $1,473 and $2,692 was incurred during the three and six months ended June 30, 2000. Interest expense during the three and six months ended June 30, 1999 was $816 and $1,487. Interest income and interest expense were increased primarily through the increase in volume of interest earning assets and interest bearing liabilities and secondarily through increases in interest rates.

The provision for loan losses recorded during the three months ended June 30, 2000 was $254 compared to $222 for the three months ended June 30, 1999. Similarly, Heartland recorded a provision for loan losses of $411 during the six months ended June 30, 2000 and $398 during the same period in 1999. Net charge-offs in 2000 to date, were only $46. Management analyzes the level of the allowance at least quarterly and records a provision sufficient to maintain the allowance at a level commensurate with the size of the loan portfolio and the risks identified therein.

Salaries and benefits expense was $545 and $1,031 for the three and six months ended June 30, 2000 compared to $311 and $609 for the three and six months ended June 30, 1999. Increases in salaries and benefits expense were primarily due to the increase in number of employees including staff for the investment department opened in November 1999, the third banking office opened in January 2000 and the Certificate of Deposit Program also opened January 2000.





------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2000
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Net occupancy and equipment expenses of $80 were incurred during the three months ended June 30, 2000 compared to $50 during the same period in 1999. Heartland recorded net occupancy and equipment expenses of $168 and $99 for the six months ended 2000 and 1999 respectively. The Bank entered into a 10 year lease agreement with a non-related party for a parcel of land located in Bargersville, Indiana and commenced banking activities in a temporary facility on that site in January 2000. The permanent building was constructed on the land during the six months ended June 30, 2000 and was occupied in June. The temporary facility was closed at that time.

Data processing expense was $107 for the three months ended June 30, 2000 compared to $65 for the three months ended June 30, 1999. Data processing expense was $202 for the six months ended June 30, 2000 and $127 for the same period in 1999. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on the volume of accounts and transactions. The increases in data processing expense were primarily due to the increase in volume of accounts and transactions, data processing costs associated with the additional banking office opened in January 2000 and additional costs related to the implementation of a new loan documentation software in the first quarter of 2000.

Printing and supplies expense was $26 for the three months ended June 30, 2000 and $19 for the three months ended June 30, 1999. Heartland incurred printing and supplies expense of $60 for the six months ended June 30, 2000 compared to $32 for the same period in 1999. The increase is primarily due to the increased volume of loan and deposit customers.

Heartland incurred advertising expense of $32 during the three months ended June 30, 2000 compared to $21 during the three months ended June 30, 1999. Advertising expense for the six month periods ended June 30, 2000 and 1999 was $65 and $38, respectively. The increases are primarily due to promotion of the Bargersville, Indiana banking office opened in January of 2000.

Professional fees for the three months ended June 30, 2000 were $39, compared to $16 for the three months ended June 30, 1999 and $70 for the six months ended June 30, 2000 versus $28 for the six months ended June 30, 1999. The increase in professional fees is due primarily to the use of professional consulting firms for internal audit, loan review and compliance review procedures during 2000.

The remaining expenses of $83 during the three months ended June 30, 2000, $65 during the three months ended June 30, 1999, $162 during the six months ended
June 30, 2000 and $119 during the six months ended June 30, 1999, relate to various other items such as directors' fees, loan related expenses, postage, insurance and training and were increased primarily due to the increase in volume of loans and deposits.

CAPITAL RESOURCES

Shareholders' equity totaled $12,113 at June 30, 2000, compared to $11,643 at December 31, 1999. The change is attributable to the total comprehensive income for the three months ended June 30, 2000. As of June 30, 2000, 1,265,000 shares of common stock were issued and outstanding.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2000
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

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

Item 2.  Changes in Securities and Use of Proceeds

On June 23, 2000, the Company's Board of Directors adopted a shareholder rights plan (the "Plan"). Under the Plan, rights attached to the outstanding common shares of the Company at the rate of one right for each share held by shareholders of record at the close of business on July 7, 2000. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's common shares or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding common shares. At that time, the rights may be redeemed at the election of the Board of Directors of the Company. If not redeemed, then prior to the acquisition by such person of 50% or more of the outstanding common shares of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for common shares (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire preferred share units or common shares of the Company having a value of two times the exercise price of $35.00. Each preferred share unit carries the same voting rights as one common share. If the Acquiring Person engages in a merger of other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire on June 22, 2010. The distribution of the rights is not a taxable event for shareholders of the Company. In connection with the adoption of the Plan, the Board of Directors also approved the terms of the Series A Preferred Shares and amended the Articles of Incorporation of the Company to designate the relative rights, preferences and limitations of the Series A Preferred Shares.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Heartland held its Annual Meeting of Shareholders on April 24, 2000. At the Annual Meeting, the shareholders elected as directors for an additional three-year term the three nominees proposed by the Board of Directors.

Nominee             Votes                Votes                    Broker
                    Cast for             Withheld                 Non-Votes

Sharon Acton        1,243,046                0                     21,454
Jeffrey L. Goben    1,243,046                0                     21,454
John Norton         1,243,046                0                     21,454

Total abstentions were 500 for all nominees.

The following members of the Board of Directors continued in office following the meeting for terms expiring at the annual meetings in the following years:

2001 -- J. Michael Jarvis, Robert Richardson and Patrick A. Sherman and 2002 - Steve Bechman, Gordon R. Dunn, and James C. Stewart.

Item 5.  Other Information

Heartland Community Bank the wholly owned subsidiary of Heartland Bancshares, Inc opened its fourth full service banking facility August 7, 2000. The new branch is located at the corner of US 31 and Madison Avenue in Greenwood, Indiana. The facility includes an automatic teller machine and a drive-up lane. The building, which is leased, was previously operated as a branch office for a regional bank until it closed in August 1999.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB

------------------------------------------------------------------------------

PART II.

Item 6 - Exhibits and Reports on Form 8-K:

(a)

Exhibit NO.     Description


4.01 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.

4.02 Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.

4.03 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit 3.01 to Form 8-K filed June 30, 2000.

27          Financial Data Schedule



(b) Form 8-K Current Report June 23,2000: Shareholder Rights Plan filed June 30, 2000.

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


                                              HEARTLAND BANCSHARES, INC.
                                              (Registrant)






Date:  8/14/00                          /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date:  8/14/00                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer