Form 10QSB
period 2000-09-30
HEARTLAND BANCSHARES INC /IN/
filed 2000-11-14
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 2000

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

As of November 13, 2000, the latest practicable date, 1,328,194 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                (Dollar amounts in thousands, except share data)

--------------------------------------------------------------------------------


                                                      September 30, December 31,
                                                          2000           1999
                                                          ----           ----
ASSETS
Cash and due from banks                                 $  7,605      $  3,598
Federal funds sold                                         3,484            75
                                                        --------      --------
      Total cash and cash equivalents                     11,089         3,673

Securities available-for-sale, at market                  19,651        13,677
Loans                                                    124,748        91,045
Allowance for loan losses                                 (1,887)       (1,365)
                                                        --------      --------
      Loans, net                                         122,861        89,680
Premises, furniture and equipment, net                     2,344         1,659
Accrued interest receivable and other assets               2,142         1,450
                                                        --------      --------
                                                        $158,087      $110,139
                                                        ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                         $ 15,393      $  8,707
   Interest-bearing demand and savings deposits           42,936        29,428
   Interest-bearing time deposits                         71,745        50,384
                                                        --------      --------
      Total deposits                                     130,074        88,519
   Short-term borrowings                                  11,421         3,519
   Other borrowings                                        3,000         6,000
   Accrued interest payable and other liabilities          1,008           458
                                                        --------      --------
                                                         145,503        98,496

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,265,000 shares issued and
       outstanding                                         1,265         1,265
   Additional paid-in capital                             10,466        10,466
   Retained earnings                                         976           105
   Accumulated other comprehensive loss                     (123)         (193)
                                                        --------      --------
                                                          12,584        11,643
                                                        --------      --------

                                                        $158,087      $110,139
                                                        ========      ========




                             See accompanying notes.



                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
     For the three months and nine months ended September 30, 2000 and 1999
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                    Three Months             Nine months
                                 Ended September 30,     Ended September 30,
                                  2000        1999        2000       1999
                                  ----        ----        ----       ----
Interest income
      Loans                      $3,033      $1,866      $7,903    $ 4,691
Securities:
       Taxable                      313         182         753        511
Non-taxable                           5           4          17         16
Other                                47          24          148        51
                                  ------      ------      ------     ------
      Total interest income       3,398       2,076       8,821      5,269
Interest expense
   Deposits                       1,574         915       3,990      2,378
   Short-term borrowin              115          82         210         27
   Other borrowings                  65                     246         79
                                 ------      ------      ------     ------
     Total interest expense       1,754         997       4,446      2,484
                                 ------      ------      ------     ------
   Net interest income            1,644       1,079       4,375      2,785
   Provision for loan losses        208         115         619        513
                                 ------      ------      ------     ------
Net interest income after
   provision for loan losses      1,436         964       3,756      2,272
Noninterest income
   Service charges and fees         124          60         264        138
   Investment commissions            42           -         207          -
                                 ------      ------      ------     ------
   Total noninterest income         166          60         471        138

   Noninterest expense
     Salaries and employee
       benefits                     593         340       1,624        949
     Occupancy and equipment
       expenses, net                 82          54         250        153
     Data processing expense        125         100         327        227
     Printing and supplies           34          20          94         52
     Advertising                     48          24         113         62
     Director fees                    7           7          21         21
     Professional fees               38          24         108         52
     Credit reports and other
       loan expenses                 14          10          43         36
     Other                           74          90         193        169
                                 ------      ------      ------     ------
     Total noninterest expense    1,015         669       2,773      1,721
                                 ------      ------      ------     ------
Income before income taxes          587         355       1,454        689
   Income taxes                     231         -           583        -
                                 ------      ------      ------     ------
       Net income                $  356      $  355      $  871     $  689
                                 ======      ======      ======     ======
Basic and diluted earnings
    per share                    $  .27      $  .27      $  .66     $  .52
                                 ======      ======      ======     ======

Comprehensive income (Note 1)    $  471      $  392      $  941     $  499
                                 ======      ======      ======     ======


                             See accompanying notes.


                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the nine months ended September 30, 2000 and 1999
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other       Total
                                     Additional             Compre-     Share-
                             Common    Paid-in  Retained    hensive    holders'
                              Stock    Capital  Earnings     Loss       Equity
                              -----    -------  --------     ----       ------

Balance January 1, 1999    $ 1,265   $10,466   $  (868)  $      53   $  10,916




Comprehensive income

   Net income for nine months
    ended September 30, 1999                       689                     689

   Change in unrealized
    gain on securities
     available-for-sale                                       (190)       (190)
                                                                     ---------
Total comprehensive income                                                 499
                           -------   -------   -------   ---------   ---------
Balance September 30, 1999 $ 1,265   $10,466   $  (179)  $    (137)  $  11,415
                           =======   =======   =======   =========   =========



Balance January 1, 2000    $ 1,265   $10,466   $   105   $    (193) $   11,643


Comprehensive income

   Net income for nine months
    ended September 30, 2000                       871                     871
   Change in unrealized
    gain on securities
     available-for-sale                                         70          70
                                                                     ---------
Total comprehensive income                                                 941
                           -------   -------   -------   ---------   ---------
Balance September 30, 2000 $ 1,265   $10,466   $   976   $    (123)  $  12,584
                           =======   =======   =======   =========   =========



                             See accompanying notes.



                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------



                                                             2000        1999
                                                             ----        ----
Cash flows from operating activities
    et income                                              $    871   $    689
   Adjustments to reconcile net loss to net cash
     from operating activities
      Depreciation and accretion, net                           108         62
      Provision for loan losses                                 619        513
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (732)      (486)
         Accrued interest payable and other liabilities         550        345
                                                           --------   --------
            Net cash from operating activities                1,416      1,123

Cash flows from investing activities
   Purchase of securities available-for-sale                (11,255)    (4,131)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                            5,410      2,229
   Loans made to customers, net of payments collected       (33,800)   (33,630)
   Net purchases of property and equipment                     (812)       (16)
                                                           --------   --------
      Net cash from investing activities                    (40,457)   (35,548)

Cash flows from financing activities
   Net change in deposit accounts                            41,555     33,646
   Net change in short-term borrowings                        7,902        305
   Draws on other borrowings                                  8,000      5,000
   Repayments on other borrowings                           (11,000)         -
                                                           --------   --------
      Net cash from financing activities                     46,457     38,951
                                                           --------   --------

Net change in cash and cash equivalents                       7,416      4,526
Cash and cash equivalents at beginning of period              3,673      3,163
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 11,089   $  7,689
                                                           ========   ========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Income taxes                                              175        304
      Interest                                                4,423      2,730






                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                        NOTES TO CONSOLIDATED STATEMENTS
                           September 30, 2000 and 1999
                          (Dollar amounts in thousands)

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

Securities: Securities are classified as available for sale because they might be sold before maturity. They are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

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








--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                        NOTES TO CONSOLIDATED STATEMENTS
                           September 30, 2000 and 1999
                          (Dollar amounts in thousands)

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. On October 20, 2000, Heartland issued a five percent stock dividend to shareholders of record on October 6, 2000. The result of the dividend increased outstanding common shares from 1,265,000 to 1,328,194. All earnings per share calculations reported herein have been restated to reflect the additional shares outstanding.

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



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                        NOTES TO CONSOLIDATED STATEMENTS
                           September 30, 2000 and 1999
              (Dollar amounts in thousands, except per share data)

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

NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999.

                                      Three Months              Nine months
                                   Ended September 30,      Ended September 30,
                                    2000        1999         2000        1999
                                    ----        ----         ----        ----
Basic earnings per share
   Net income                    $     356   $     355    $     871   $     689
                                 =========   =========    =========   =========

   Weighted average shares

    outstanding                  1,328,194   1,328,194    1,328,194   1,328,194
                                 =========   =========    =========   =========

     Basic earnings per share    $     .27   $     .27    $     .66   $     .52
                                 =========   =========    =========   =========

                                      Three Months              Nine months
                                   Ended September 30,      Ended September 30,
                                    2000        1999         2000        1999
                                    ----        ----         ----        ----

Dilutive earnings per share
   Net income                    $     356   $     355    $     871   $     689
                                 =========   =========    =========   =========

   Weighted average shares
    outstanding                  1,328,194   1,328,194    1,328,194   1,328,194
   Dilutive effect of assumed
    exercise of stock options            -           -            -           -
                                 ---------   ---------    ---------   ---------
   Diluted average shares
    Outstanding                  1,328,194   1,328,194    1,328,194   1,328,194
                                 ---------   ---------    ---------   ---------

     Diluted earnings per share  $     .27   $     .27    $     .66   $     .52
                                 =========   =========    =========   =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2000
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at September 30, 2000 compared to December 31, 1999 and the results of operations for the three and nine month periods ended September 30, 2000 in comparison to the three and nine month periods ended September 30, 1999 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operation included in Heartland's December 31, 1999 Annual Report to Shareholders.

GENERAL

Heartland's plan of operation is centralized around the growth of Heartland Community Bank (the Bank). The primary operation of the Bank is to accept deposits and make loans. The operating results of Heartland are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. Heartland's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and commercial demand, which in turn are affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

FINANCIAL CONDITION

Heartland experienced continued growth through the first nine months of 2000. Total assets at September 30, 2000 are $158,087, an increase of $47,948 or 43.5% from the December 31, 1999 total assets of $110,139. Gross loans were $124,748 at September 30, 2000, representing growth of $33,703, or 37.0%, from the December 31, 1999 total of $91,045.

An increase in total deposits of $41,555 to $130,074 at September 30, 2000, or 46.9% from $88,519 at December 31, 1999 primarily funded the growth in assets. Short-term borrowings (primarily repurchase agreements) were increased by $7,902 from $3,519 at December 31, 1999 to $11,421 at September 30, 2000. Other borrowings consisted of $2,000 in Federal Home Loan Bank Advances and $1,000 in borrowings from a regional bank at September 30, 2000 compared to $6,000 in Federal Home Loan Bank Advances at December 31, 1999.








--------------------------------------------------------------------------------
                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2000
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Heartland recorded net income of $356 for the three months ended September 30, 2000 compared to $355 for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $871 compared to $689 for the nine months ended September 30, 1999. The recognition of the benefit of net operating losses created during the start-up period resulted in no income tax expense being recorded during the nine and three month periods ended September 30, 1999. Income before taxes for the quarter ended September 30, 2000 was $587 compared to $355 for the same period in 1999. Income before taxes for the nine month period ended September 30, 2000 was $1,454 compared to $689 during the same period in 1999.

The improvements to net income and net income before taxes were driven by increased net interest income and noninterest income which offset higher noninterest expense recorded in 2000. Net interest income for the three and nine months ended September 30, 2000 was $1,644 and $4,375 compared to $1,079 and $2,785 for the three and nine months ended September 30, 1999. The increase in net interest income was primarily attributable to increased volume of interest earning assets.

Noninterest income was $166 and $471 for the three and nine months ended September 30, 2000. Comparatively, non-interest income was $60 and $138 for the three and nine months ended September 30, 1999. Non-interest income increased primarily due to commissions generated by Heartland Investment Services, a full service brokerage department established in November 1999 along with increased volume of deposit accounts generating service charge and fee income. The brokerage department generates commission income from the sale of investment products, such as stocks and mutual funds. Commissions were $42 and $207 for the three and nine month periods ended September 30, 2000. No investment commissions were recorded during the corresponding periods in 1999.

The provision for loan losses recorded during the three months ended September 30, 2000 was $208 compared to $115 for the three months ended September 30, 1999. Heartland recorded a provision for loan losses of $619 during the nine months ended September 30, 2000 and $513 during the same period in 1999. Net charge-offs during the nine months ended September 30, 2000 were $97. Management analyzes the level of the allowance at least quarterly and records a provision sufficient to maintain the allowance at a level commensurate with the size of the loan portfolio and the risks identified therein. Nonperforming loans include accruing loans that are contractually past due 90 days or more as to interest or principal payments. Nonperforming loans totaled $175 and $137 at September 30, 2000 and December 31, 1999. Non-accrual loans include loans on which interest recognition has been suspended because they are 90 days past due as to interest or principal and loans where there is a question about the Bank's ability to collect all principal and interest. Non-accrual loans totaled $1,260 at September 30, 2000 and were comprised of $297 in residential real estate loans and $963 in commercial loans. One non-accrual commercial loan with outstanding balance of $666 at September 30, 2000 was fully repaid in November 2000. Non-accrual loans totaled $138 at December 31, 1999, and were comprised entirely of residential real estate loans.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2000
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------


Salaries and benefits expense was $593 and $1,624 for the three and nine months ended September 30, 2000 compared to $340 and $949 for the three and nine months ended September 30, 1999. Increases in salaries and benefits expense were primarily due to the increase in number of employees including staff for the investment department opened in November 1999, the third banking office opened in January 2000, the Certificate of Deposit Program also opened in January 2000 and the fourth banking office opened in August 2000.

Net occupancy and equipment expenses of $82 were incurred during the three months ended September 30, 2000 compared to $54 during the same period in 1999. Heartland recorded net occupancy and equipment expenses of $250 and $153 for the nine months ended 2000 and 1999 respectively. The Bank entered into a 10 year lease agreement with a non-related party for a parcel of land located in Bargersville, Indiana and commenced banking activities in a temporary facility on that site in January 2000. The permanent building was constructed on the land during the nine months ended September 30, 2000 and was occupied in June. The temporary facility was closed at that time. The Bank also entered into a 5 year lease agreement with 2 renewal option periods of 5 years each with a non-related party for a facility to be used as the fourth banking location. The lease term began in July 2000 and the office was opened for business in August 2000.

Data processing expense was $125 for the three months ended September 30, 2000 compared to $100 for the three months ended September 30, 1999. Data processing expense was $327 for the nine months ended September 30, 2000 and $227 for the same period in 1999. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on the volume of accounts and transactions. The increases in data processing expense were primarily due to the increase in volume of accounts and transactions, data processing costs associated with the additional banking offices opened in January and August 2000 and additional costs related to the implementation of new loan documentation software in the first quarter of 2000.

Printing and supplies expense was $34 for the three months ended September 30, 2000 and $20 for the three months ended September 30, 1999. Heartland incurred printing and supplies expense of $94 for the nine months ended September 30, 2000 compared to $52 for the same period in 1999. The increase is primarily due to the increased volume of loan and deposit customers and the opening of the two new banking offices.

Heartland incurred advertising expense of $48 during the three months ended September 30, 2000 compared to $24 during the three months ended September 30, 1999. Advertising expense for the nine month periods ended September 30, 2000 and 1999 was $113 and $62, respectively. The increases are primarily due to promotion of the two new banking offices opened in January and August of 2000.






--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2000
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

Professional fees for the three months ended September 30, 2000 were $38, compared to $24 for the three months ended September 30, 1999 and $108 for the nine months ended September 30, 2000 versus $52 for the nine months ended September 30, 1999. The increase in professional fees is due primarily to the use of professional consulting firms for internal audit, loan review and compliance review procedures during 2000.

The remaining expenses of $88 during the three months ended September 30, 2000, $100 during the three months ended September 30, 1999, $236 during the nine months ended September 30, 2000 and $205 during the nine months ended September 30, 1999, relate to various other items such as directors' fees, loan related expenses, postage, insurance and training and were increased primarily due to the increase in volume of loans and deposits.

CAPITAL RESOURCES

Shareholders' equity totaled $12,584 at September 30, 2000, compared to $11,643 at December 31, 1999. The change is attributable to the total comprehensive income for the three months ended September 30, 2000. As of September 30, 2000, 1,265,000 shares of common stock were issued and outstanding. Heartland's total equity to total asset ratio was 7.96% at September 30, 2000 compared to 10.57% at December 31, 1999. The change was primarily due to the growth in assets, offset by the total comprehensive income for the nine months ended September 30, 2000. Book value per common share of Heartland was $9.47 at September 30, 2000 compared to $8.77 at December 31, 1999. The change in book value per common share resulted from the total comprehensive income for the nine months ended September 30, 2000.

The Bank must meet certain minimum capital requirements mandated by the FDIC and the DFI. These regulatory agencies require financial institutions to maintain certain minimum ratios of primary capital to total assets and total capital to total assets.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Bank meets all applicable capital adequacy requirements as of September 30, 2000 and December 31, 1999.

As of September 30, 2000 and December 31, 1999, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. In addition, a more restrictive capital adequacy requirement currently in place is from the agreement with the Federal Deposit Insurance Corporation in conjunction with the approval for deposit insurance, which requires that a minimum total capital to total assets ratio of 8% be maintained for the first three years of operation. The Bank's corresponding capital ratio at September 30, 2000 and December 31, 1999 was 8.14% and 10.2%.

During September, 2000, Heartland borrowed $1 million from a commercial bank lender for the purpose of contributing the borrowed proceeds to the equity capital of the Bank. Without such borrowing, the Bank's ratio of total capital to total assets would have been less than 8% at September 30, 2000, in violation of the Bank's agreement with the FDIC.

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2000
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

Heartland agreed with the FRB at the time of its organization in 1997 not to incur additional debt without prior FRB approval. The Board of Governors of the Federal Reserve System approved Heartland's borrowing of this amount plus an additional $1.5 million (as and when needed) from that bank lender, subject to the condition that Heartland's parent only debt-to-equity ratio not exceed 30%. At September 30, 2000, Heartland's parent only debt-to-equity ratio was 7.95%.

In connection with the expiration during the fourth quarter of 2000 of the commitment of the Bank made to the FDIC to maintain an 8% ratio of total capital to total assets as described above, the Indiana Department of Financial
Institutions (DFI) has requested that the Bank adopt a formal capital maintenance policy and has suggested that that policy should not specify a level of total capital to total assets of less than 7.5%. The Bank has not yet adopted such a policy, or agreed with the DFI that a 7.5% ratio is an appropriate level for the Bank.

Heartland is entitled to draw another $1 million through March 31, 2001, from its commercial bank lender in order to inject additional capital into the Bank to support its additional growth. Heartland's obligations to the bank lender are secured by all of the stock of the bank, and bear interest, payable quarterly, at LIBOR plus 175 basis points. Heartland is obligated to repay principal in 12 equal quarterly installments on the last day of each calendar quarter commencing March 31, 2001, with the last quarterly installment due December 31, 2003.

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

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K:

           (a)    Exhibit 27: Financial Data Schedule

           (b) There were no Form 8-K's filed during the quarter ended September 30, 2000.

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


                                              HEARTLAND BANCSHARES, INC.
                                              (Registrant)




                                              /s/ Steve Bechman
Date:   11/14/00                              --------------------------
                                              Steve Bechman
                                              President and
                                              Chief Executive Officer






                                              /s/ Jeffery D. Joyce
Date:   11/14/00                              --------------------------
                                              Jeffery D. Joyce
                                              Chief Financial Officer