Form 10KSB
period 2000-12-31
HEARTLAND BANCSHARES INC /IN/
filed 2001-04-06
CIK 1042905

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this FORM 10-KSB or any amendment to
this FORM  10-KSB.    X
                    -----

Aggregate  market  value of common  stock  held by  non-affiliates computed  by reference  to the sale  price of such  stock as of
March  20,  2001 of $7.50 per share                                 $ 9,149,940

Shares of common stock outstanding as of March 20, 2001:              1,328,194

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders of Heartland Bancshares, Inc. for the year ended December 31, 2000, to the extent stated herein, are incorporated by reference from Exhibit 13 into Parts I and II.
2. Portions of the Proxy Statement of Heartland Bancshares, Inc. for the Annual Meeting of its Shareholders to be held April 23, 2001, to the extent stated herein, are incorporated by reference from Exhibit 99.1 into Part III.

                          FORM 10-KSB TABLE OF CONTENTS

PART I                                                                     Page


Item  1.  Description of Business                                             4
Item  2.  Description of property                                            15
Item  3.  Legal Proceedings                                                  15
Item  4.  Submission of Matters to a Vote of Security Holders                15

PART II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                        16
Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                16
Item  7.  Financial Statements and Supplementary Data                        16
Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                16

PART III

Item  9.  Directors Executive Officers Promoters and Control
          Persons of Heartland                                               17
Item 10.  Executive Compensation                                             17
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                     18
Item 12.  Certain Relationships and Related Transactions                     18
Item 13.  Exhibits and Reports on Form 8-K                                   19

Signatures                                                                   20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS (Dollar amounts are in thousands, except per share data.)

GENERAL

Heartland Bancshares, Inc. (Heartland) is a one-bank holding company incorporated May 27, 1997. Heartland raised approximately $11,731 in equity capital through the sale of 1,328,194 shares of Heartland's common stock at $9.52 per share, net of underwriting discounts and offering costs. Proceeds were used to capitalize Heartland Community Bank (the Bank), Heartland's primary asset, a wholly-owned banking subsidiary, an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 1997 and commenced banking operation December 17, 1997.

The Bank operates from offices located in Franklin, Greenwood, and Bargersville, Indiana. As of December 31, 2000, the Bank had 68 full time equivalent employees. The Bank utilizes a leased employee arrangement with a third party company, where by all employees are leased to the Bank from the third party company. The arrangement allows for employees to participate in group benefits of the third party company. The third party company also administers the majority of human resource activities including payroll, payroll taxes and policy administration. Heartland has no full time employees. Heartland is subject to regulation by the Federal Reserve Board.

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

Additional   information  regarding  Heartland  and  the  Bank  is  included  in
Heartland's  Annual Report to Shareholders  for 2000,  which is filed as Exhibit
13.

SERVICE AREA

The Bank's primary service area is Johnson County, Indiana. Johnson County was ranked the third fastest growing County in Indiana since 1990 by the United States Census Bureau in the 2000 census. Census data may be obtained from the
Census Bureau Internet site WWW.Census.gov. The majority of Heartland's customers reside in Johnson County, particularly in the northern two-thirds of the county, which accounts for over 88% of the county's population, according to the 1990 U.S. Census. The Bank has one branch in Franklin and two in Greenwood, which are the two largest cities in the county, and a branch in Bargersville, in southwestern Johnson County.

COMPETITION

Heartland and the Bank face strong competition for deposits, loans and other financial services from numerous Indiana and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which Heartland competes are not subject to the same degree of regulation as Heartland. Many of the financial institutions aggressively compete for business in Heartland's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than Heartland, are larger and will be able to offer certain services that Heartland does not currently offer, including international banking services. In addition, most of these entities have greater capital resources than Heartland, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could Heartland.

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

Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank and from engaging in any activity other than managing or controlling banks. A bank holding company may, however, own shares of a company engaged in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the amendments to the BHCA made in 1999 by the
Gramm-Leach-Bliley Act, a bank holding company meeting certain financial and other requirements may elect to be treated as a "financial holding company" and engage in or own shares of companies that are engaged in, insurance underwriting, securities underwriting, merchant banking, and other financial services activities. Heartland has not elected to be treated as a financial holding company.

Dollar amounts in thousands except per share data.
                                                                               5

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

REGULATION AND SUPERVISION OF THE BANK

The Bank is supervised, regulated and examined by the DFI and, as a state nonmember bank, by the FDIC. A cease and desist order may be issued by the DFI and FDIC against the Bank if the respective agency finds that the activities of the Bank represent an unsafe and unsound banking practice or violation of law. The deposits of the Bank are insured by the FDIC.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval of, the Bank's primary federal regulatory authority and the DFI. Under Indiana law, the Bank may branch anywhere in the state.

Heartland is a legal entity separate and distinct from the Bank. There are various legal limitations on the extent to which the Bank can supply funds to Heartland. The principal source of Heartland's funds consists of dividends from the Bank. State and federal laws restrict the amount of dividends which may be paid by banks. In addition, the Bank's regulators in March 2001 asked that the Bank sign a regulatory agreement, which, among other provisions, would prohibit the Bank from paying dividends to Heartland under certain circumstances, as described in Heartland's 2000 Annual Report to Shareholders attached as Exhibit 13 under the caption "Capital Adequacy" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which captioned discussion is incorporated herein by reference. In addition, the Bank is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to Heartland or any of its subsidiaries, or investments in the stock or other securities as collateral for loans.

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

Dollar amounts in thousands except per share data.

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

To comply with the terms of a "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 that protects the making of such forward-looking statements from liability under certain circumstances, Heartland notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. These risks and uncertainties that may affect the operations, performance, development and results of Heartland's business include, but are not limited to, the following: (a) the risk of adverse changes in business and economic conditions generally and in the specific markets in which the Bank operate which might adversely affect credit quality and deposit and loan activity; (b) the risk of rapid increases or decreases in interest rates, which could adversely affect Heartland's net interest margin if changes in its cost of funds do not correspond to the changes in income yields;
(c) possible changes in the legislative and regulatory environment that might negatively impact Heartland and the Bank through increased operating expenses or restrictions on growth or authorized activities, including the impact of the restrictions that the Bank's regulators have sought to impose on the Bank's asset growth and the level of its capital as described in Heartland's 2000 Annual Report to Shareholders under the caption "Capital Adequacy" in "Management's Discussion and Analysis of Financial Condition and Results of Operations", which captioned discussion is incorporated herein by reference; (d) the possibility of increased competition from other financial and non-financial institutions; (e) the risk that borrowers may misrepresent information to management of the Bank, leading to loan losses, which is an inherent risk of the activity of lending money; and (f) other risks detailed from time to time in Heartland's filings with the Securities and Exchange Commission. Heartland and the Bank do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Dollar amounts in thousands except per share data.

Selected Financial Data

The information presented below should be read in conjunction with the consolidated financial statements, which are incorporated by reference into Item 7 of this Report from Exhibit 13, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference into Item 6 of this Report from Exhibit 13.

                                                                         May 27,
                                                                            1997
                                                                     (inception)
                     Year Ended    Year Ended    Year Ended      through
                    December 31,  December 31,  December 31,   December 31,
                        2000         1999          1998           1997
                        ----         ----          ----           ----
Income Statement Data:
Total interest
  income ........   $    12,476   $     7,478   $     3,140    $       165
Total interest
  expense .......         6,347         3,612         1,307             12
                    -----------   -----------   -----------    -----------
Net interest
  income ........         6,129         3,866         1,833            153
Provision for
  loan losses ...         1,744           656           700             46
Noninterest
  income ........           767           297            56           --
Noninterest
  expense .......         3,929         2,352         1,817            347
Provision for
  income taxes ..           472           182          --             --
                    -----------   -----------   -----------    -----------
Net income/
  (loss) ........   $       751   $       973   $      (628)   $      (240)
                    ===========   ===========   ===========    ===========
Net income/(loss)
  per share .....           .57   $       .73   $      (.48)   $      (.18)
Average shares ..     1,328,194     1,328,194     1,328,194      1,328,194

                          At             At             At             At
                      December 31,   December 31,   December 31,   December 31,
                         2000           1999           1998           1997
                         ----           ----           ----           ----
Balance Sheet Data:
Total Assets ......   $   164,916    $   110,139    $    64,660    $    14,519
Loans, Net
  of Allowance
  for Loan Losses .       129,882         89,680         48,700          3,912
Demand & Savings
  Deposits ........        64,598         38,135         17,738          1,591
Time Deposits .....        74,622         50,384         35,016            488
Stockholders'
  Equity ..........        12,658         11,643         10,916         11,504
Book Value Per
  Share ...........   $      9.53    $      8.76    $      8.22    $      8.66
Equity to Asset
  Ratio ...........          7.68%         10.57%         16.88%         79.23%


Dollar amounts in thousands except per share data.

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables depict for the years ended December 31, 2000, 1999 and 1998, certain information related to Heartland's average balance sheets and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


                                Year Ended              Year Ended
                               December 31,            December 31,
                                   2000                   1999
                              Average/  Yield/      Average/   Yield/
                               Balance   Rate        Balance    Rate
                               -------   ----        -------    ----
Interest earning assets
   Federal funds sold         $  3,409    5.75%      $  1,818    5.28%
   Taxable securities           16,435    6.79         12,057    6.00
   Non-taxable
     securities                    669    3.74            605    3.64
   Loans                       113,182    9.84         72,340    9.17
                               -------               --------
Total interest earning
   assets                     $133,695    9.33       $ 86,820    8.61
                              ========               ========


Interest bearing liabilities
   Interest-bearing demand,
     Money Market and
     Savings Deposits         $ 37,843    4.35%      $ 21,285    3.96%
   Time deposits                65,807    6.19         47,088    5.45
   Short-term borrowings         6,791    5.05          1,151    4.26
   Other borrowings              4,665    6.50          2,745    5.68
                              --------               --------
Total interest bearing
   Liailities                 $115,106    5.51       $ 72,269    5.00
                              ========               ========

                                               Year Ended
                                              December 31,
                                                  1998
                                             Average/  Yield/
                                              Balance   Rate
                                              -------   ----
Interest earning assets
   Federal funds sold                        $  2,581    3.83%
   Taxable securities                           8,647    6.05
   Non-taxable securities                         152    3.71
   Loans                                       25,047   10.03
                                             --------
Total interest earning assets                $ 36,427    8.62

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and
     Savings Deposits                        $  6,718    4.01%
   Time deposits                               18,048    5.70
   Short-term borrowings                          150    5.82
   Other borrowings                                 -
                                             --------
Total interest bearing liabilities           $ 24,916    5.25
                                             ========


Dollar amounts in thousands except per share data.

                                              2000    1999    1998
                                              ----    ----    ----
Average yield on interest-earning assets      9.33%   8.61%   8.62%
Average rate paid on interest-bearing
   liabilities                                5.51    5.00    5.25
Net interest spread                           3.82    3.61    3.37
Net interest margin (net interest earnings
   divided by average total
   interest-earning assets)                   4.58    4.45    5.03
Return on average assets                       .54    1.09   (1.63)
Return on average equity                      6.21    8.54   (5.65)


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


                                             Year ended December 31,

                                     2000 vs. 1999           1999 vs. 1998
                                     --------------          -------------

                                  Increase (Decrease)    Increase (Decrease)
                                        due to                 due to
                                 Volume  Rate   Total   Volume   Rate    Total
Interest income attributable to:
   Loans                         $3,988  $ 514  $4,502   $ 4,356   $(231) $4,125
  Securities                       287    109     396       228     (12)    216
  Other interest-earning
   assets(1)                        91      9     100       (34)     31      (3)
                                ------  -----  ------   -------   -----   -----
   Total interest-earning
     assets                      4,366    632   4,998     4,550    (212)  4,338
                                ------  -----  ------   -------   -----  ------

Interest expense attributable to:
  Money Market and
    Savings Deposits               713     89     802       577      (4)    573
  Time deposits                  1,120    372   1,492     1,583     (47)  1,536
  Short-term borrowings            283     11     294        43      (3)     40
  Other borrowings                 122     25     147       156       -     156
                                ------  -----  ------     -----   -----  ------
   Total interest-bearing
    liabilities                  2,238    497   2,735     2,359     (54)  2,305
                                ------  -----  ------   -------   -----  ------
Increase (decrease) in net
  interest                      $2,128  $ 135  $2,263   $ 2,191   $(158) $2,033
                                ======  =====  ======   =======   =====  ======
  income


(1) Includes federal funds sold and interest-bearing deposits in other financial institutions.


Dollar amounts in thousands except per share data.

LOANS. Heartland's loans, before adjusting for the allowance for loan losses, totaled $132,549 at December 31, 2000, $91,045 at December 31, 1999, $49,442 at
December 31, 1998 and $3,958 at December 31, 1997.

The following table sets forth information concerning the composition of Heartland's loan portfolio in dollar amounts and percentages as of December 31,
2000, 1999, 1998 and 1997.

                                          2000                     1999
                                       Percent of               Percent of
                                   Amount      Loans        Amount      Loans
                                   ------      -----        ------      -----
TYPE OF LOAN
Commercial loans and leases      $ 63,766      48.11%      $42,778      46.99%
Real estate construction           24,719      18.65        17,109      18.79
Residential mortgages
 (1-4 family homes)                21,942      16.55        15,069      16.55
Consumer                           22,122      16.69        16,089      17.67
                                 --------     ------       -------    -------
Gross loans                      $132,549     100.00%      $91,045     100.00%
                                 ========     ======       =======    =======

                                         1998                     1997
                                      Percent of               Percent of
                                  Amount     Loans         Amount      Loans
                                  ------     -----         ------      -----
TYPE OF LOAN
Commercial loans and leases      $26,475     53.55%       $ 2,960      74.79%
Real estate construction           7,409     14.99            136       3.44
Residential mortgages
 (1-4 family homes)                6,241     12.62            189       4.77
Consumer                           9,317     18.84            673      17.00
                                 -------    ------         ------     ------
Gross loans                      $49,442    100.00%        $3,958     100.00%
                                 =======    ======         ======     ======

LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in Heartland's loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter than contractual maturities. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below.
                                            Remaining  Maturities
                                            One Year  Over one to  Over five
                                  Amount     or less  five years    years
                                  ------     -------  ----------    -----
TYPE OF LOAN

  Commercial loans and leases    $ 63,766    $17,990    $10,496    $35,280
  Real estate construction         24,719     21,318      3,401          -
  Residential mortgage
   (1-4 family homes)              21,942         45      8,414     13,483
  Consumer                         22,122      5,980     11,927      4,215
                                 --------    -------     ------     ------
  Total                          $132,549    $45,333    $34,238    $52,978
                                 ========    =======    =======    =======


Commercial loans and leases with remaining maturities over one year consist of $15,817 with fixed interest rates and $47,949 with variable interest rates, at December 31, 2000. Real estate construction loans with remaining maturities over one year consist of $2,813 with fixed interest rates and $21,906 with variable interest rates.


Dollar amounts in thousands except per share data.

Nonperforming loans include non accrual loans and accruing loans that are contractually past due 90 days or more as to interest or principal payments. Nonperforming loans totaled $992, $275, $0 and $0 at December 31, 2000, 1999, 1998 and 1997. Non-accrual loans totaled $992, $138, $0 and $0 at December 31, 2000, 1999, 1998 and 1997. At December 31, 2000, non-accrual loans included $922 in residential real estate loans and $70 in consumer loans. Accruing loans contractually past due 90 days or more totaled $0, $137, $0 and $0 at December 31, 2000, 1999, 1998 and 1997.

ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to provide a valuation allowance for loans and leases that might not be repaid. Senior management, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors. The Board of Directors of the Bank, not less frequently than quarterly, reviews with senior management its recommended allowance. For more information concerning the factors considered in determining the adequacy of the allowance for loan and lease losses, see "Nonperforming Assets and Allowance for Loan Losses" under the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Heartland's Annual Report for 2000 attached as Exhibit 13, which discussion is incorporated herein by reference. At December 31, 2000, Heartland's allowance for loan losses totaled $2,667.

The following table provides an allocation of Heartland's allowance for possible loan losses as of each of the following dates:

                                                 At December 31,

                                     2000       1999       1998       1997
                                     ----       ----       ----       ----

Loan type
  Commercial and leases            $ 1,284    $   641    $   397    $    34
  Real estate construction             497        257        111          2
  Residential mortgages                441        226         94          2
  Consumer                             445        241        140          8
                                   -------    -------    -------    -------
     Total allowance for loan      $ 2,667    $ 1,365    $   742    $    46
        losses                     =======    =======    =======    =======


The provision for loan losses charged to earnings was $1,744, $656, $700 and $46 for the years ended December 31, 2000, 1999, 1998 and 1997. Net charge-offs were $442, $33, $4 and $0 during the years ended December 31, 2000, 1999, 1998 and 1997. In 2000, charge-offs included $147 in residential mortgages, $53 in non-residential real estate loans, $105 in consumer loans and $141 in commercial loans. In 1999 and 1998 all charge-offs were consumer loans. All recoveries have been consumer loans.


Dollar amounts in thousands except per share data.

SECURITIES. The following table sets forth the carrying value of Heartland's investment portfolio as of December 31:

                                                  Gross         Gross
                                     Amortized  Unrealized   Unrealized    Fair
                                       Cost       Gains        Losses     Value
                                       ----       -----        ------     -----
2000
   U.S. Government and its agencies  $11,804    $   139      $   (46)    $11,897
   Obligations of states and
    political subdivisions             1,445          1           (5)      1,441
   Mortgage backed securities          7,412         56           (9)      7,459
   Corporates                            970          2          (20)        952
   FHLB stock                            450          -            -         450
                                     -------    -------      -------     -------
                                     $22,081    $   198      $   (80)    $22,199
                                     =======    =======      =======     =======



1999
   U.S. Government and its agencies  $ 9,400    $     -      $  (210)    $ 9,190
   Obligations of states and
    political subdivisions               613          -          (12)        601
   Mortgage backed securities          2,705          1          (50)      2,656
   Corporates                            877          -          (47)        830
   FHLB stock                            400          -            -         400
                                     -------    -------      -------     -------
                                     $13,995    $     1      $  (319)    $13,677
                                     =======    =======      =======     =======

The following table sets forth the maturities of investment securities at December 31, 2000 and the weighted-average yield (on a tax equivalent basis) on such securities.
                                                                        Weighted
                                                   Amortized     Fair    Average
                                                      Cost      Value     Yield
                                                      ----      -----     -----
Due in one year or less ......................     $ 1,255     $ 1,249     5.46%
Due after one year through five years ........       8,917       8,888     6.36
Due after five years through ten years .......       3,712       3,818     7.67
Due after ten years ..........................         335         335     7.55
Mortgage-backed securities ...................       7,412       7,459     7.14
FHLB stock ...................................         450         450     8.27
                                                   -------     -------
Total ........................................     $22,081     $22,199     6.85%
                                                   =======     =======



1. Computation of yields is based on amortized cost.



Dollar amounts in thousands except per share data.

The following table sets forth the amounts of Heartland's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. In addition, securities expected to be called by the issuer due to the current rate environment are included in the categories based on the expected call dates. This table does not necessarily indicate the impact of general interest rate movements on Heartland's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond Heartland's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated.

                           Within 3    4 - 12   1 through 5   Over 5
                            Months     Months      years       years     Total
                            ------     ------      -----       -----     -----
Interest-earning assets:
  Federal funds sold       $    169   $      0    $      0   $      0   $    169
  Securities                 10,873        689       5,831      4,806     22,199
  Loans                      57,082     14,317      38,259     22,891    132,549
                           --------   --------    --------   --------   --------
   Total interest-earning
     assets                  68,124     15,006      44,090     27,697    154,917
                           --------   --------    --------   --------   --------

Interest-bearing
liabilities:
  Interest bearing
   demand and savings
    deposits                 50,360          0           0          0     50,360
  Time deposits              20,902     39,781      13,889         50     74,622
  Federal Funds Purchased         0          0           0          0          0
  Repurchase Agreements       9,273          0           0          0      9,273
  Other borrowings            1,000      2,000           0          0      3,000
                           --------   --------    --------   --------   --------
   Total interest-bearing
    liabilities              81,535     41,781      13,889         50    137,255
                           --------   --------    --------   --------   --------
  Interest-earning assets
  less Interest-bearing
   liabilities             $(13,411)  $(26,775)   $ 30,201   $ 27,647   $ 17,662
                           ========   ========    ========   ========   ========
  Cumulative interest-rate
 sensitivity gap           $(13,411)  $(40,186)   $ (9,985)  $ 17,662
                           ========   ========    ========   ========
Cumulative interest-rate
  gap as a percentage of
  total interest earning
  assets                      (8.66)%   (25.94)%     (6.45)%    11.40%
                           ========   ========    ========   ========


Dollar amounts in thousands except per share data.

CERTIFICATES OF DEPOSIT. The following table presents the amount of Heartland's jumbo certificates of deposit with principal balances greater than $100 by the time remaining until maturity as of December 31, 2000:

                                          At December
             Maturity                      31, 2000
             --------                      --------
             Three months or less         $   11,612
             Over 3 months to 6 months        10,449
             Over 6 months to 12 months        8,880
             Over 12 months                    2,540
                                           ---------
               Total                      $   33,481
                                          ==========



ITEM 2.  DESCRIPTION OF PROPERTY

Heartland owns its home office at 420 North Morton Street, Franklin, Indiana. The facility is used as the main banking office and Heartland's headquarters. The 5,700 square foot building was constructed over 25 years ago and underwent an extensive renovation in 1997 prior to the opening of Heartland.

The Bank leases two branch offices in Greenwood, Indiana, and the land on which the branch office in Bargersville, Indiana stands.

The Bank has also entered into a lease agreement for a 12,000 square foot facility to be constructed in 2001 in Franklin, Indiana for loan and deposit operations, not as a branch facility.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.



Dollar amounts in thousands except per share data.

                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required for this item is included in the section headed "COMMON STOCK." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2000), which section is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required for this item is included in the section headed "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2000), which section is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS.

Information required for this item is included in the section headed "FINANCIAL STATEMENTS." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2000,) which section is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM  9.  DIRECTORS  EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS  OF
          HEARTLAND; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to directors and executive officers of Heartland is included in the section headed "Election of Directors" in Exhibit 99.1, the 2001 Proxy Statement of Heartland, which section is incorporated herein by reference. Addition information relating to non-director executive officers is listed below.

Executive Officers:

John M. Morin(1)
Senior Vice President, Consumer Lending
Age 51

K. Keith Fox(2)
Senior Vice President, Commercial Lending
Age 41

R. Trent McWilliams(3)
Vice President, Business Development
Age 49

Jeff Joyce(4)
Vice President and Chief Financial Officer
Age 30

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


ITEM 10.  EXECUTIVE COMPENSATION

Information relating to compensation of Heartland's executive officers and Directors is included under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in Exhibit 99.1, the 2001 Proxy Statement of Heartland, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the captions "ELECTION OF DIRECTORS" and "PRINCIPAL OWNERS OF COMMON SHARES" in Exhibit 99.1, the 2001 Proxy Statement of Heartland, which section is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Exhibit 99.1, the 2001 Proxy Statement of Heartland, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit NO.     Description

3.1 Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
              3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2").
3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2.
4.1 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2 Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
              3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit 3.01 to Form 8-K filed June 30, 2000.
10.1 1997 Stock Option Plan, as amended, which is incorporated by reference to Exhibit 10.1 in the Registrant's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999.
10.2 1997 Stock Option Plan for Nonemployee Directors, as amended, which is incorporated by reference to Exhibit 10.1 in the Registrant's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999.
13 The Registrant's Annual Report to Shareholders for the year ended December 31, 2000.
21 Subsidiaries of the Registrant and names under which the Registrant is doing business.
99.1          The Registrant's 2001 Proxy Statement.
99.2          Form of Proxy for 2001 Annual Meeting.


Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2001.

HEARTLAND BANCSHARES, INC.

By:/s/ Steven L. Bechman
   ---------------------------------
Steven L. Bechman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

/s/ Steven L. Bechman     March 29, 2001
- -----------------------------
Steven L. Bechman, Director
(Chief Executive Officer)

/s/ Gordon Dunn      March 29, 2001
- -----------------------------
Gordon Dunn, Chairman

/s/ Sharon Acton          March 29, 2001
- -----------------------------
Sharon Acton, Director

/s/ Jeffrey L. Goben March 29, 2001
- -----------------------------
Jeffrey L. Goben, Director

/s/ J. Michael Jarvis     March 29, 2001
- -----------------------------
J. Michael Jarvis, Director

/s/ John Norton      March 29, 2001
- -----------------------------
John Norton, Director

/s/ Robert Richardson     March 29, 2001
- -----------------------------
Robert Richardson, Director

/s/ Patrick A. Sherman    March 29, 2001
- -----------------------------
Patrick A. Sherman, Director

/s/ James C. Stewart March 29, 2001
- -----------------------------
James C. Stewart, Director

/s/ Jeffery D. Joyce March 29, 2001
- -----------------------------
Jeffery D. Joyce, Chief Financial Officer
(Principal Financial and Accounting Officer)