Form 10QSB
period 2001-03-31
HEARTLAND BANCSHARES INC /IN/
filed 2001-05-15
CIK 1042905

FORM 10-QSB

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 2001

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

As of April 30, 2001, the latest practicable date, 1,265,000 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                          2001           2000
                                                          ----           ----
                                                       (Unaudited)

ASSETS
Cash and due from banks                                $    8,157     $  7,070
Federal funds sold                                         10,143          169
                                                       ----------     --------
      Total cash and cash equivalents                      18,300        7,239

Securities available-for-sale                              21,607       22,199
Loans                                                     138,010      132,549
Allowance for loan losses                                  (2,709)      (2,667)
                                                       ----------     --------
      Loans, net                                          135,301      129,882
Premises and equipment, net                                 2,319        2,323
Accrued interest receivable and other assets                3,139        3,273
                                                       ----------     --------

                                                       $  180,666     $164,916
                                                       ==========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   14,328     $ 14,238
   Interest-bearing demand and savings deposits            57,574       50,360
   Interest-bearing time deposits                          83,407       74,622
                                                       ----------     --------
      Total deposits                                      155,309      139,220
   Repurchase agreements                                    8,248        9,273
   Other borrowings                                         3,000        3,000
   Accrued interest payable and other liabilities             979          765
                                                       ----------     --------
                                                          167,536      152,258

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,328,194 shares issued and
      outstanding                                           1,328        1,328
   Additional paid-in capital                              10,912       10,912
   Retained earnings                                          691          347
   Accumulated other comprehensive income (loss)              199           71
                                                       ----------    ---------
                                                           13,130       12,658

                                                       $  180,666     $164,916
                                                       ==========     ========

--------------------------------------------------------------------------------
                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Months  ended  March 31,  2001 and 2000
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                            2001        2000
                                                            ----        ----
Interest income
   Loans, including fees                                   $  3,255    $ 2,233
   Securities:
      Taxable                                                   366        217
      Non-taxable                                                14          6
   Other                                                         72         19
                                                           --------    -------
                                                              3,707      2,475
Interest expense
   Deposits                                                   1,808      1,093
   Short-term borrowings                                        101         44
   Other borrowings                                              54         82
                                                           --------    -------
                                                              1,963      1,219

Net interest income                                           1,744      1,256

Provision for loan losses                                       272        157
                                                           --------    -------

Net interest income after provision for loan losses           1,472      1,099

Noninterest income
   Deposit service charges and fees                             131         55
   Commissions on investment sales                               43         59
   Brokered mortgage loan fees                                   67          9
   Other                                                         62         10
                                                           --------    -------
                                                                303        133
Noninterest expense
   Salaries and employee benefits                               696        486
   Occupancy and equipment, net                                  93         88
   Data processing                                              163         95
   Printing and Supplies                                         32         34
   Advertising                                                   29         33
   Professional fees                                             67         31
   Other                                                        123         79
                                                           --------    -------
                                                              1,203        846

Income before income taxes                                      572        386

Income taxes                                                    228        154
                                                           --------    -------

Net income                                                 $    344    $   232
                                                           ========    =======

Basic and diluted earnings per share                       $    .26    $   .18
                                                           ========    =======






--------------------------------------------------------------------------------


                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three Months ended March 31, 2001 and 2000
                          (Dollar amounts in thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other       Total
                                     Additional  Accum-     Compre-     Share-
                             Common    Paid-in   ulated     hensive    holders'
                              Stock    Capital   Deficit    Income      Equity
                              -----    -------   -------    ------      ------

Balance January 1,
 2000                         1,265    10,466       105       (193)     11,643

Comprehensive income
   Net income                     -         -       232          -         232
   Change in net
    Unrealized
     gain/(loss)                  -         -         -        (37)        (37)
                                                                      --------
Total comprehensive
 Income                                                                    195

Balance March 31,
 2000                        $1,265    $10,466   $  337     $ (230)   $ 11,838
                             ======    =======   ======     ======    ========

Balance January 1,
 2001                        $1,328    $10,912   $  347     $   71   $  12,658
Comprehensive income
   Net income                     -         -       344          -         344
   Change in net
    Unrealized
     gain/(loss)                  -         -         -        128         128
                                                                      --------
Total comprehensive
 Income                                                                    472

Balance March 31,
 2001                        $1,328    $10,912   $  691     $  199    $ 13,130
                             ======    =======   ======     ======    ========










--------------------------------------------------------------------------------


                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 2001 and 2000
                          (Dollar amounts in thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------


                                                             2001        2000
                                                             ----        ----
Cash flows from operating activities
   Net income                                              $    344   $    232
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                               9         33
      Provision for loan losses                                 272        157
      Change in assets and liabilities:
         Accrued interest receivable and other assets           134       (204)
         Accrued interest payable and other liabilities         128         50
            Net cash from operating activities                  887        268

Cash flows from investing activities
   Purchase of securities available-for-sale                 (6,599)      (551)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                            7,452         57
   Loans made to customers, net of payments collected        (5,691)    (9,463)
   Net purchases of property and equipment                      (52)      (179)
                                                           --------   --------
      Net cash from investing activities                     (4,890)   (10,136)

Cash flows from financing activities
   Net change in deposit accounts                            16,089     13,727
   Net change in short-term borrowings                       (1,025)      (583)
   Net change other borrowings                                    -     (1,000)
                                                           --------   --------
       Net cash from financing activities                     15,064     12,144
                                                           --------   --------

Net change in cash and cash equivalents                      11,061      2,276

Cash and cash equivalents at beginning of period              7,239      3,673
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 18,300   $  5,949
                                                           ========   ========


--------------------------------------------------------------------------------












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

The Corporation is engaged in the business of commercial and retail banking, with operations conducted through its main office located in Franklin, Indiana and additional branch locations in Greenwood and Bargersville, Indiana. The majority of the Bank's income is derived from commercial and retail business lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

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

Repurchase   Agreements:   Substantially  all  repurchase  agreement liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Expense for employee compensation under stock option plans is recorded only if options are granted below market price at grant date.

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

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential shares issuable under stock options.

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

Industry  Segment:   Internal  financial  information is primarily  reported and aggregated in one line of business, i.e., banking.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values are recorded in the income statement. Fair value changes involving hedges are recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material effect on the Corporation.

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

NOTE 3 - OTHER BORROWINGS

Other borrowings consist of advances from the Federal Home Loan Bank (FHLB) and a note payable to a commercial bank.

                                                     March 31,      December 31,
                                                       2001           2000
                                                       ----           ----

   FHLB advances                                     $   2,000      $ 2,000
   Note payable                                          1,000        1,000
                                                     ---------      -------

                                                     $   3,000      $ 3,000
                                                     =========      =======

FHLB advances are payable at maturity, generally with a prepayment penalty. They
are   collateralized  by  a  blanket  pledge  of  mortgage  loans  and  eligible securities. Interest is payable monthly.

The advance outstanding at March 31, 2001 and December 31, 2000 matures on October 30, 2001 and bears interest at 6.69%.

The note payable is secured by a pledge of the Bank's stock and bears interest at a variable rate, tied to either prime rate or LIBOR, at the Corporation's discretion. The rate at March 31, 2001 and December 31, 2000 was 8.41%. The note requires quarterly principal reductions equal to one twelfth of the balance outstanding, beginning March 31, 2001 and ending December 31,2003. The terms of the note include requiring compliance with various covenants with respect to financial performance. During the quarter ended December 31, 2000, the Corporation violated one of the covenants and the lender could, at its option, accelerate the repayment of the note.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

NOTE 4 - PER SHARE DATA

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, which was 1,328,194 for both periods. The outstanding stock options were not dilutive in either period, but could become dilutive in the future.


NOTE 5 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

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

NOTE 5 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

At March 31, 2001 and December 31, 2000, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                              Minimum Required
                                                                 To Be Well
                                            Minimum Required  Capitalized Under
                                               For Capital    Prompt Corrective
                               Actual       Adequacy PurposesAction Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----
March 31, 2001
Total capital
 (to risk weighted assets) $15,433   11.30%  $10,923   8%      $13,654   10%
Tier 1 capital
 (to risk weighted assets) 13,714    10.04    5,461    4        8,192     6
Tier 1 capital
 (to average assets)       13,714     8.04    6,822    4        8,527     5

December 31, 2000
Total capital
 (to risk weighted assets) $15,016   11.35%  $10,580   8%      $13,225   10%
Tier 1 capital
 (to risk weighted assets) 13,350    10.09    5,290    4        7,935     6
Tier 1 capital
 (to average assets)       13,350     8.26    6,466    4        8,082     5



In April, 2001, the Bank executed a regulatory agreement with the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions that, among other requirements, requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.50% and refrain from paying dividends to the Corporation that would cause that ratio requirement to be violated, and restrict asset growth.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at March 31, 2001 compared to December 31, 2000 and the results of operations for the three month period ended March 31, 2001 in comparison to the three month period ended March 31, 2000 of Heartland Bancshares, Inc. (Heartland). Heartland was incorporated May 27, 1997.

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operation included in Heartland's December 31, 2000 Annual Report to Shareholders.

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

FINANCIAL CONDITION

Total assets at March 31, 2001 are $180,666, an increase of $15,750 or 9.55% from the December 31, 2000 total assets of $164,916. Net loans were $135,301 at March 31, 2001, representing growth of $5,419, or 4.17%, from the December 31, 2000 total of $129,882.

An increase in total deposits of $16,089 to $155,309 at March 31, 2001, or 11.56%, from $139,220 at December 31, 2000 primarily funded the growth in assets. Short-term borrowings were decreased by $1,025 from $9,273 at December 31, 2000 to $8,248 at March 31, 2001.

Heartland's total equity to total asset ratio was 7.27% at March 31, 2001 compared to 7.68% at December 31, 2000. The decline was primarily due to the growth in assets, offset by the total comprehensive income for the three months ended March 31, 2001. Book value per common share of Heartland was $9.89 at March 31, 2001 compared to $9.53 at December 31, 2000. The change in book value per common share resulted from the total comprehensive income for the three months ended March 31, 2001.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Heartland recorded net income of $344 for the three months ended March 31, 2001 compared to net income of $232 for the three months ended March 31, 2000. Interest income for the three months ended March 31, 2001 was $3,707, compared to $2,475 for the three months ended March 31, 2000. The increase in interest income was primarily related to the increase in average interest earning assets, principally laons.

Interest expense of $1,963 was incurred during the three months ended March
31, 2001. Interest expense during the three months ended March 31, 2000 was $1,219. The increase in interest expense is primarily due to the increase in average interest bearing liabilities. Net interest income increased $488,38.9%, dud principally to higher volumes of earning assets and interest bearing liabilities.

The Provision for loan losses recorded during the three month periods ended March 31, 2001 was $272 compared to $157 for the three months ended March 31, 2000. Net charge-offs during the quarter were $230 and the increased provision was primarily due to those charge-offs.

Non-interest income was $303 for the three months ended March 31, 2001 and includes $67 of brokered mortgage loan fees. Comparatively, non-interest income was $133 for the three months ended March 31, 2000 and included $9 of brokered mortgage loan fees. The increase in brokered mortgage loan fees is due to the addition of two full time mortgage originators and the lower interest rates creating higher volume of mortgage loans originated and brokered. Deposit service charges and fees increased $76, 138%, driven by volume.

Salaries and benefits expense was $696 for the three months ended March 31, 2001 compared to $486 for the three months ended March 31, 2000. The increase in salaries and benefits expense is primarily due to the addition of employees to staff the fourth banking office and the addition of four people to the mortgage loan department.

Net occupancy and equipment expenses of $93 were incurred during the three months ended March 31, 2001. During the three months ended March 31, 2000 the net occupancy and equipment expenses were $88. The increase in occupancy and equipment expenses was primarily due to the opening of an additional banking office in August 2000.

Data processing expense was $163 for the three months ended March 31, 2001 compared to $95 for the three months ended March 31, 2000. In the fourth quarter of 1997, the Bank entered into a three-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. The increase in expense from 2000 to 2001 is primarily due to the increase in volume of accounts and transactions, data processing costs associated with the additional banking office opened in August 2000 and additional costs related to the implementation of Internet based banking during the first quarter of 2001.



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Professional fees for the three months ended March 31, 2001 was $67 compared to $31 for the three months ended March 31, 2000. The increase in professional fees is related to legal fees related to ongoing loan collection matters and other issues pertinent to Heartland's ongoing businesses.

The remaining expenses during the three months ended March 31, 2001 and during the three months ended March 31, 2000 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily due to the increase in volume of loans and deposits.


CAPITAL RESOURCES

Shareholders' equity totaled $13,130 at March 31, 2001, compared to $12,658 at December 31, 2000. The change is attributable to the total comprehensive income for the three months ended March 31, 2001. As of March 31, 2001, 1,328,194 shares of common stock were issued and outstanding. Additional paid-in capital was $10,912 at December 31, 2000 and March 31, 2001.

In April, 2001, the Bank executed a regulatory agreement with the Federal Deposit Insurance Corporation and the Indiana Department of Financial Instit-utions that, among other requirements, requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.50% and refrain from paying dividends to the Corporation that would cause that ratio requirement to be violated, and restrict asset growth. The Bank's Tier I capital ratio at March 31, 2001 was 7.60%.


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


PARENT COMPANY LIQUIDITY

Heartland, the parent company of the Bank, expects to rely upon dividends from the Bank as the source of its funds to meet its obligations to its bank lender under the $1,000 note payable described in note 3 to the financial statements included in this report. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of its debt to its bank lender, whether due to the dividend limitations that are included in the Bank's regulatory agreement described in note 5 to the financial statements or other-wise. Heartland would be required to obtain the lender's consent to delayed repayment terms or obtain alternative sources of funds to satisfy its obli-gations to its lender.








--------------------------------------------------------------------------------

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

No reports on Form 8-K were filed during the three months ended March 31, 2001.

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


                                              HEARTLAND BANCSHARES, INC.
                                              (Registrant)



Date:  5/15/01                          /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date:  5/15/01                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer