Form 10QSB
period 2001-06-30
HEARTLAND BANCSHARES INC /IN/
filed 2001-08-09
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 2001

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

                           (317)738-3915
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of August 10, 2001, the latest practicable date, 1,328,194 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes           No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------

                                                June 30,  December 31,
                                                  2001        2000
                                               (Unaudited)
                                               ----------  ----------
ASSETS
Cash and due from banks                        $   4,724    $ 7,070
Federal funds sold                                 3,436        169
                                               ---------    -------
      Total cash and cash equivalents              8,160      7,239

Securities available-for-sale                     22,035     22,199
Loans                                            148,802    132,549
Allowance for loan losses                         (2,604)    (2,667)
                                               ---------    -------
      Loans, net                                 146,198    129,882
Premises and equipment, net                        2,435      2,323
Accrued interest receivable and other assets       3,783      3,273
                                               ---------    -------
                                               $ 182,611   $164,916
                                               =========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                $  15,971   $ 14,238
   Interest-bearing demand and savings
     deposits                                     64,703     50,360
   Interest-bearing time deposits                 78,460     74,622
      Total deposits                             159,134    139,220
   Repurchase agreements                           6,397      9,273
   Other borrowings                                2,917      3,000
   Accrued interest payable and other
     liabilities                                     876        765
                                               ---------   --------
                                                 169,324    152,258

Shareholders' equity
   Common stock, no par value:  10,000,000
     shares authorized; 1,328,194 shares
      issued andoutstanding                        1,328      1,328
   Additional paid-in capital                     10,912     10,912
   Retained earnings                                 845        347
   Accumulated other comprehensive income            202         71
                                               ---------   --------
                                                  13,287     12,658
                                               ---------   --------
                                               $ 182,611   $164,916
                                               =========   ========








                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
         CONSOLIDATED STATEMENTS OF INCOME For the three and six months ended June 30, 2001 and 2000
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------

                              Three Months         Six Months
                             Ended June 30,      Ended June 30,
                             2001       2000      2001     2000
                             ----       ----      ----     ----
Interest income
  Loans, including related
     fees                   $3,241    $2,619    $6,496   $4,852
  Securities:
    Taxable                    348       223       714      440
Non-taxable                     16         6        30       12
Other                           93        82       165      101
                            ------    ------    ------   ------
                             3,698     2,930     7,405    5,405
Interest expense
  Deposits                   1,763     1,323     3,571    2,416
  Short-term borrowings         51        51       152       95
  Other borrowings              55        99       109      181
                             -----    ------    ------   ------
Total interest expense       1,869     1,473     3,832    2,692
                             -----    ------    ------   ------

Net interest income          1,829     1,457     3,573    2,731
Provision for loan losses      724       254       996      411
                             -----    ------    ------   ------
Net interest income after
provision for loan losses    1,105     1,203     2,577    2,302

Noninterest income
  Service charges and fees     156        56       287      111
  Investment commissions        49       106        92      165
  Brokered mortgage loan
     fees                       94         9       162       18
  Other                         53        19       115       29
                            ------    ------    ------   ------
                               352       190       656      323

Noninterest expense
  Salaries and employee
   benefits                    737       545     1,433    1,031
Occupancy and equipment, net    93        80       186      168
Data processing                159       107       322      202
Advertising                     26        32        55       65
Professional fees               50        39       117       70
  Other                        159       109       314      222
                            ------    ------     -----   ------
                             1,224       912     2,427    1,758
                            ------    ------     -----   ------
Income before income taxes     233       481       806      867
Income taxes                    80       198       308      352
                            ------    ------     -----   ------
Net income                  $  153    $  283    $  498   $  515
                            ======    ======    ======   ======
Basic and diluted earnings
   per share                $  .12    $  .21    $  .38   $  .39
                            ======    ======    ======   ======

Comprehensive income        $  157    $  275    $  629   $  470
                            ======    ======    ======   ======


                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Six Months ended June 30, 2001 and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------

                                                 Accumulated
                                                    Other     Total
                               Additional          Compre-   Share-
                        Common   Paid-in Retained  hensive  holders'
                         Stock   Capital Earnings  Income    Equity
                         -----   ------- --------  ------    ------

Balance January 1,
 2000                   $ 1,265  $10,466  $ 105    $ (193)  $11,643

Comprehensive income
   Net income                -        -     515         -       515
   Change in net
    Unrealized
     gain/(loss)             -        -       -       (45)      (45)
                                                            -------
Total comprehensive
 income                                                         470
Balance June 30,         ------  -------  -----    ------   -------
 2000                    $1,265  $10,466  $ 620    $ (238)  $12,113
                         ======  =======  =====    ======   =======

Balance January 1,
 2001                    $1,328  $10,912  $ 347    $   71  $ 12,658
Comprehensive income
   Net income                -        -     498         -       498
   Change in net
    Unrealized
     gain/(loss)             -        -       -       131       131
                                                            -------
Total comprehensive
 income                                                         629
Balance June 30,         ------  -------  -----    ------   -------
 2001                    $1,328  $10,912  $ 845    $  202   $13,287
                         ======  =======  =====    ======   =======
















                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 2001 and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

-------------------------------------------------------------------



                                                         2001      2000
                                                         ----      ----
Cash flows from operating activities
   Net income                                          $   498  $   515
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                         63       68
      Provision for loan losses                            996      411
      Change in assets and liabilities:
        Accrued interest receivable and other assets      (510)    (400)
        Accrued interest payable and other liabilities      27      267
           Net cash from operating activities            1,074      861

Cash flows from investing activities
   Purchase of securities available-for-sale           (10,182)  (6,861)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                      10,609    5,268
   Loans made to customers, net of payments collected
(17,312)                                               (24,362)
   Net purchases of property and equipment                (223)    (447)
      Net cash from investing activities               (17,108) (26,402)

Cash flows from financing activities
   Net change in deposit accounts                       19,914   29,631
   Net change in short-term borrowings                  (2,876)   2,837
   Net change other borrowings                             (83)   1,000
                                                       -------  -------
      Net cash from financing activities                16,955   33,468
                                                       -------  -------

Net change in cash and cash equivalents                    921    7,927

Cash and cash equivalents at beginning of period         7,239    3,673
                                                       -------  -------

Cash and cash equivalents at end of period             $ 8,160  $11,600
                                                       =======  =======


















                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

-------------------------------------------------------------------

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







-------------------------------------------------------------------

                                   (Continued)

                    HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

-------------------------------------------------------------------

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







-------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

-------------------------------------------------------------------

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






-------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

-------------------------------------------------------------------

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

NOTE 3 - OTHER BORROWINGS

Other borrowings consist of advances from the Federal Home Loan Bank (FHLB) and a note payable to a commercial bank.

                                             June 30,   December 31,
                                               2001         2000
                                               ----         ----

   FHLB advance                              $  2,000     $ 2,000
   Note payable                                   917       1,000
                                             --------     -------
                                             $  2,917     $ 3,000
                                             ========     =======

FHLB advances are payable at maturity, generally with a prepayment penalty. They
are   collateralized  by  a  blanket  pledge  of  mortgage  loans  and  eligible securities. Interest is payable monthly.

The advance outstanding at June 30, 2001 and December 31, 2000 matures on October 30, 2001 and bears interest at 6.69%.




-------------------------------------------------------------------
                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

-------------------------------------------------------------------

NOTE 3 - OTHER BORROWINGS (Continued)

The note payable is secured by a pledge of the Bank's stock and bears interest at a variable rate, tied either to prime rate or LIBOR at the Corporation's discretion. The rate at June 30, 2001 and December 31, 2000 was 8.41%. The note requires quarterly principal reductions equal to one twelfth of the balance outstanding plus accrued interest on the unpaid principal balance, which began June 30, 2001 and end December 31, 2003. The terms of the note include requiring compliance with various covenants with respect to financial performance. During the quarter ended December 31, 2000, the Corporation violated one of the covenants and the lender could, at its option, accelerate the repayment of the note. Subsequent to June 30, 2001, the Corporation obtained a new note payable from a different bank, and repaid the original note in full. The new note is a $2 million line of credit, matures July 6, 2002 and requires monthly interest payments based at prime rate plus 1 percent. The company believes that it is in compliance in all material respects with all covenants with respect to financial performance that it has made with the new bank lender.

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











-------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

-------------------------------------------------------------------

NOTE 5 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

At June 30, 2001 and December 31, 2000, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                         Minimum Required
                                                             To Be Well
                                     Minimum Required    Capitalized Under
                                        For Capital      Prompt Corrective
                          Actual     Adequacy Purposes   Action Regulations
                       Amount  Ratio   Amount Ratio        Amount  Ratio
                       ------  -----   ------ -----        ------  -----
June 30, 2001
Total capital
 (to risk weighted
     assets)          $15,755  10.66%  $11,828   8%       $ 14,785    10%
Tier 1 capital
 (to risk weighted
     assets)           13,889   9.39     5,914   4           8,871     6
Tier 1 capital
 (to average assets)   13,889   7.53     7,376   4           9,220     5

December 31, 2000
Total capital
 (to risk weighted
     assets)          $15,016  11.35%  $10,580   8%       $ 13,225    10%
Tier 1 capital
 (to risk weighted
     assets)           13,350  10.09     5,290   4           7,935     6
Tier 1 capital
 (to average assets)   13,350   8.26     6,466   4           8,082     5



In April, 2001, the Bank executed a regulatory agreement with the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions that, among other requirements, requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.50% and refrain from paying dividends to the Corporation that would cause that ratio requirement to be violated, and restrict asset growth. The Bank's Tier I Capital to total assets ratio at June 30, 2001 was 7.61%.



















-------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2001
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at June 30, 2001 compared to December 31, 2000 and the results of operations for the three and six month periods ended June 30, 2001 in comparison to the three and six month periods ended June 30, 2000 of Heartland Bancshares, Inc. (Heartland). Heartland was incorporated May 27, 1997.

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operation included in Heartland's December 31, 2000 Annual Report to Shareholders.

GENERAL

Heartland's plan of operation is centralized around the Bank. The primary operation of the Bank is to accept deposits and make loans. The operating results of Heartland are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. Heartland's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and commercial demand, which in turn are affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

FINANCIAL CONDITION

Total assets at June 30, 2001 were $182,611, an increase of $17,695 or 10.7% from the December 31, 2000 total assets of $164,916. Total loans were $148,802 at June 30, 2001, representing growth of $16,253, or 12.3%, from the December 31, 2000 total of $132,549.

An increase in total deposits of $19,914 to $159,134 at June 30, 2001, or 14.3%, from $139,220 at December 31, 2000 primarily funded the growth in assets. Short-term borrowings were decreased by $2,876 from $9,273 at December 31, 2000 to $6,397 at June 30, 2001.

Heartland's total equity to total asset ratio was 7.28% at June 30, 2001 compared to 7.68% at December 31, 2000. The decline was primarily due to the growth in assets, offset by the total comprehensive income for the six months ended June 30, 2001. Book value per common share of Heartland was $10.00 at June 30, 2001 compared to $9.53 at December 31, 2000. The change in book value per common share resulted from the total comprehensive income for the six months ended June 30, 2001.


-------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2001
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------

RESULTS OF OPERATIONS

Heartland recorded net income of $153 and $498 for the three and six months ended June 30, 2001 compared to net income of $283 and $515 for the three and six months ended June 30, 2000. Interest income for the three months ended June 30, 2001 was $3,698 compared to $2,930 for the same period in 2000. Interest income for the six months ended June 30, 2001 was $7,405, compared to $5,405 for the six months ended June 30, 2000. The increases in interest income were primarily related to the increase in average interest earning assets, principally loans.

Interest expense of $1,869 and $3,832 was incurred during the three and six months ended June 30, 2001. Interest expense during the three and six months ended June 30, 2000 was $1,473 and $2,692. The increase in interest expense is primarily due to the increase in average interest bearing liabilities.

The Provision for loan losses recorded during the three and six month periods ended June 30, 2001 was $724 and $996 compared to $254 and $411 for the three and six month periods ended June 30, 2000. The increase in provision for loan losses is a direct result of higher net charge-offs in 2001. Net charge-offs during the three and six months ended June 30, 2001 were $829 and $1,059 compared to $31 and $46 for the same periods in 2000. The chare-offs in 2001 are primarily related to one customer who is in the process of closing his business and liquidating assets. Approximately 75% of 2001 charge-offs, to date, relate to that customer's credits.

Non-interest income was $352 and $656 for the three and six months ended June 30, 2001. Comparatively, non-interest income was $190 and $323 for the three and six months ended June 30, 2000. Included in the non-interest income are brokered mortgage loan fees of $94 and $162 for the three and six months ended June 30, 2001 compared to $9 and $18 for the same periods in 2000. The increase in brokered mortgage loan fees is due to the addition of two full time mortgage originators and lower interest rates creating higher volume of mortgage loans originated and brokered. Service charges and fees on deposit accounts increased by $100 and $176 for the three and six months ended June 30, 2001 compared to 2000. Growth in number of accounts and volume of transactions resulted in this increase.

Salaries and benefits expense was $737 and $1,433 for the three and six months ended June 30, 2001 compared to $545 and $1,031 for the three and six months ended June 30, 2000. The increase in salaries and benefits expense is primarily due to the addition of employees to staff the fourth banking office and the addition of four people to the mortgage loan department.

Net occupancy and equipment expenses of $93 and $186 were incurred during the three and six months ended June 30, 2001. During the three and six months ended June 30, 2000, net occupancy and equipment expenses were $80 and $168. The increase in occupancy and equipment expenses was primarily due to the opening of an additional banking office in August 2000.

-------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2001
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------

Data processing expense was $159 and $322 for the three and six months ended June 30, 2001 compared to $107 and $202 for the three and six months ended June 30, 2000. In the fourth quarter of 1997, the Bank entered into a five-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. The increase in expense from 2000 to 2001 is primarily due to the increase in volume of accounts and transactions, data processing costs associated with the additional banking office opened in August 2000 and additional costs related to the implementation of Internet based banking during the first quarter of 2001.

Professional fees for the three and six months ended June 30, 2001 were $50 and $117 compared to $39 and $70 for the three and six months ended June 30, 2000. The increase in professional fees is related to legal fees related to ongoing loan collection matters and other issues pertinent to Heartland's ongoing businesses.

The remaining expenses during the six months ended June 30, 2001 and during the six months ended June 30, 2000 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily due to the increase in volume of loans and deposits.


CAPITAL RESOURCES

Shareholders' equity totaled $13,287 at June 30, 2001, compared to $12,658 at December 31, 2000. The change is attributable to the total comprehensive income for the six months ended June 30, 2001. As of June 30, 2001, 1,328,194 shares of common stock were issued and outstanding. Additional paid-in capital was $10,912 at December 31, 2000 and June 30, 2001.

In April, 2001, the Bank executed a regulatory agreement with the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions that, among other requirements, requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.50% and refrain from paying dividends to the Corporation that would cause that ratio requirement to be violated, and restrict asset growth. The Bank's Tier I capital ratio at June 30, 2001 was 7.61%.









-------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2001
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------


LIQUIDITY

Liquidity management for Heartland focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for Heartland is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. The Bank also has the ability to borrow from the Federal Home Loan Bank of Indianapolis with various repayment terms ranging from 1 day to 15 years. Such borrowings would be secured by a "blanket" collateral agreement covering all available mortgage loans in the Bank's portfolio. Heartland manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.


PARENT COMPANY LIQUIDITY

Heartland, the parent company of the Bank, expects to rely upon dividends from the Bank as the source of its funds to meet its obligations to its bank lender under the note payable described in note 3 to the financial statements included in this report. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of its debt to its bank lender, whether due to the dividend limitations that are included in the Bank's regulatory agreement described in Note 5 to the Financial Statements or otherwise, Heartland would be required to obtain the lender's consent to delayed repayment terms or obtain alternative sources of funds to satisfy its obligations to its lender.























-------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

-------------------------------------------------------------------


ITEM 4.  Submission of Matters to a Vote of Security Holders.

Heartland held its Annual Meeting of Shareholders on April 23, 2001. At the Annual Meeting, the shareholders elected as directors for an additional three-year term the three nominees proposed by the Board of Directors.

                     Votes             Votes
Nominee            Cast for           Withheld
-------            --------           --------
Patrick Sherman     1,321,293           6,901
Robert Richardson   1,327,294             945
J. Michael Jarvis   1,327,669             525

The following members of the Board of Directors continued in office following the meeting for terms expiring at the annual meetings in the following years:

2002 - Steve Bechman, Gordon R. Dunn, and James C. Stewart and 2003 - Sharon Acton, Jeffrey L. Goben and John Norton.

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

No reports on Form 8-K were filed during the three months ended June 30, 2001.

(a)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                   SIGNATURES

-------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)



Date:  8/10/01                          /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date:  8/10/01                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer