Form 10QSB
period 2001-09-30
HEARTLAND BANCSHARES INC /IN/
filed 2001-11-19
CIK 1042905

FORM 10-QSB

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September 30, 2001

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

As of November 14, 2001, the latest practicable date, 1,328,194 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                      September 30, December 31,
                                                          2001           2000
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $    6,071     $  7,070
Federal funds sold                                          2,641          169
                                                       ----------     --------
      Total cash and cash equivalents                       8,712        7,239

Securities available-for-sale                              17,842       22,199
Loans held for sale                                         1,644            -
Loans                                                     153,779      132,549
Allowance for loan losses                                  (2,698)      (2,667)
                                                       ----------     --------
      Loans, net                                          151,081      129,882
Premises and equipment, net                                 2,830        2,323
Accrued interest receivable and other assets                3,410        3,273
                                                       ----------     --------

                                                       $  185,519     $164,916
                                                       ==========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   18,896     $ 14,238
   Interest-bearing demand and savings deposits            59,806       50,360
   Interest-bearing time deposits                          82,766       74,622
                                                       ----------     --------
      Total deposits                                      161,468      139,220
   Repurchase agreements and fed funds purchased            4,219        9,273
   Other borrowings                                         4,917        3,000
   Accrued interest payable and other liabilities           1,170          765
                                                       ----------     --------
                                                          171,774      152,258

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,328,194 shares issued and
      outstanding                                           1,328        1,328
   Additional paid-in capital                              10,912       10,912
   Retained earnings                                        1,263          347
   Accumulated other comprehensive income                     242           71
                                                       ----------    ---------
                                                           13,745       12,658

                                                       $  185,519     $164,916
                                                       ==========     ========








                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME For the three and
              nine months ended September 30, 2001 and 2000
                    (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                  2001        2000        2001       2000
                                  ----        ----        ----       ----

Interest income
   Loans, including related fees $3,261      $2,999      $9,757     $7,851
   Securities:
     Taxable                        370         313       1,084        753
Non-taxable                          18           5          48         17
Other                            44          47          209        148
       ----------------------------    --------    ---------   --------
                                  3,693       3,364      11,098      8,769
Interest expense
   Deposits                       1,496       1,574       5,067      3,990
   Short-term borrowings             48         115         200        210
   Other borrowings                  84          65         193        246
                                 ------      ------      ------     ------
Total interest expense            1,628       1,754       5,460      4,446
                                 ------      ------      ------     ------

Net interest income               2,065       1,610       5,638      4,323
Provision for loan losses           391         208       1,387        619
                                 ------      ------      ------     ------
Net interest income after
provision for loan losses         1,674       1,402       4,251      3,704

Noninterest income
   Service charges and fees         159         110         446        225
   Investment commissions           102          42         194        207
   Brokered mortgage loan fees      101          34         262         52
   Other                             50          14         165         39
                                 ------      ------      ------     ------
                                    412         200       1,067        523

Noninterest expense
   Salaries and employee
    benefits                        809         593       2,242      1,624
Occupancy  and
 equipment, net                     146          82         332        250
Data
 processing                         155         125         477        327
Advertising                          27          48          82        113
Professional fees                    70          38         187        108
   Other                            205         129         518        351
                                 ------      ------      ------     ------
                                  1,412       1,015       3,838      2,773
                                 ------      ------      ------     ------
Income before income taxes          674         587       1,480      1,454
Income taxes                        256         231         564        583
                                 ------      ------      ------     ------
Net income                       $  418      $  356      $  916     $  871
                                 ======      ======      ======     ======
Basic and diluted earnings
    per share                    $  .31      $  .27      $  .69     $  .66
                                 ======      ======      ======     ======

Comprehensive income             $  458      $  471      $1,087     $  941
                                 ======      ======      ======     ======


                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Nine months ended September 30, 2001 and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other       Total
                                     Additional             Compre-     Share-
                             Common    Paid-in  Retained    hensive    holders'
                              Stock    Capital  Earnings    Income      Equity

Balance January 1,
 2000                         1,265    10,466       105       (193)     11,643

Comprehensive income
   Net income                     -         -       871          -         871
   Change in net
    Unrealized
     gain/(loss)                  -         -         -         70          70
                                                                      --------
Total comprehensive
 income                                                                    941

Balance September 30,
 2000                        $1,265    $10,466   $  976     $ (123)   $ 12,584
                             ======    =======   ======     ======    ========

Balance January 1,
 2001                        $1,328    $10,912   $  347     $   71   $  12,658
Comprehensive income
   Net income                     -         -       916          -         916
   Change in net
    Unrealized
     gain/(loss)                  -         -         -        171         171
                                                                      --------
Total comprehensive
 income                                                                  1,087

Balance September 30,
 2001                        $1,328    $10,912   $1,263     $  242    $ 13,745
                             ======    =======   ======     ======    ========
















                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 2001 and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                             2001        2000
Cash flows from operating activities
   Net income                                              $    916   $    871
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                              42        108
      Provision for loan losses                               1,387        619
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (137)      (732)
         Accrued interest payable and other liabilities         293        550
            Net cash from operating activities                2,501      1,416

Cash flows from investing activities
   Purchase of securities available-for-sale                (10,686)   (11,255)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                           15,459      5,410
   Loans made to customers, net of payments collected       (24,230)   (33,800)
   Net purchases of property and equipment                     (682)      (812)
                                                           --------   --------
      Net cash from investing activities                    (20,139)   (40,457)

Cash flows from financing activities
   Net change in deposit accounts                            22,248     41,555
   Net change in short-term borrowings                       (5,054)     7,902
   Draws on FHLB advances                                     4,000     11,000
   Repayment of FHLB debt                                    (2,000)   (15,000)
   Proceeds from notes payable                                  917      1,000
   Repayment of notes payable                                (1,000)         -
                                                           --------   --------
      Net cash from financing activities                     19,111     46,457
                                                           --------   --------

Net change in cash and cash equivalents                       1,473      7,416

Cash and cash equivalents at beginning of period              7,239      3,673
                                                           --------   --------

Cash and cash equivalents at end of period                 $  8,712   $ 11,089
                                                           ========   ========














                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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







--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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







--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

NOTE 2 - GENERAL

These financial statements were prepared in accordance with the Securities and Exchange Commission instructions for Form 10-QSB and for interim periods and do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.

NOTE 3 - OTHER BORROWINGS

Other borrowings consist of advances from the Federal Home Loan Bank (FHLB) and a note payable to a commercial bank.

                                                   September 30,  December 31,
                                                       2001           2000

   FHLB advance                                      $   4,000      $ 2,000
   Note payable                                            917        1,000
                                                     ---------      -------

                                                     $   4,917      $ 3,000
                                                     =========      =======

FHLB advances are payable at maturity, generally with a prepayment penalty. They
are   collateralized  by  a  blanket  pledge  of  mortgage  loans  and  eligible securities. Interest is payable monthly.

Two advances are outstanding at September 30, 2001 for $2,000 each. One matures on July 14, 2003 and bears interest at 4.66% the other matures on October 30, 2001 and bears interest at 6.69% and was the only advance outstanding at December 31, 2000.

At September 30, 2001, Other borrowings include $917 under a note payable to a commercial bank lender. The note evidences the Corporation's obligation to repay advances under a $2 million line of credit, matures July 6, 2002, is secured by a pledge of the Bank's stock and requires monthly interest payments based at prime rate plus 1 percent. The rate at September 30, 2001 was 7.00%. The Corporation believes that it is in compliance in all material respects with all covenants with respect to financial performance that it has made with the bank lender. At December 31, 2000, the note payable was from a different bank, was secured by a pledge of the Bank's stock and bore interest at a variable rate, tied either to prime rate or LIBOR at the Corporation's discretion. The rate at December 31, 2000 was 8.41%.



--------------------------------------------------------------------------------
                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

Actual capital levels and minimum required levels at September 30, 2001 and December 31, 2000 were:

                                                              Minimum Required
                                                                 To Be Well
                                            Minimum Required  Capitalized Under
                                               For Capital    Prompt Corrective
                               Actual       Adequacy PurposesAction Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
September 30, 2001
Total capital
 (to risk weighted assets) $14,566   10.93%  $11,846   8%      $14,807   10%
Tier 1 capital
 (to risk weighted assets) 14,323     9.67    5,923    4        8,884     6
Tier 1 capital
 (to average assets)       14,323     7.89    7,266    4        9,082     5

December 31, 2000
Total capital
 (to risk weighted assets) $15,016   11.35%  $10,580   8%      $13,225   10%
Tier 1 capital
 (to risk weighted assets) 13,350    10.09    5,290    4        7,935     6
Tier 1 capital
 (to average assets)       13,350     8.26    6,466    4        8,082     5



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

--------------------------------------------------------------------------------
NOTE 5 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

In April, 2001, the Bank executed a regulatory agreement with the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions that, among other requirements, requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.50% and refrain from paying dividends to the Corporation that would cause that ratio requirement to be violated, and restricts asset growth. The Bank's Tier I Capital to total assets ratio at September 30, 2001 was 7.72%.

NOTE 6 - SUBSEQUENT EVENT

On October 15, 2001 the Corporation declared a 5% stock dividend, payable on or before November 19, 2001 to shareholders of record on November 5, 2001. Since the stock dividend has not yet been issued, earnings and dividends per share amounts have not been restated for this dividend.


































--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at September 30, 2001 compared to December 31, 2000 and the results of operations for the three and nine month periods ended September 30, 2001 in comparison to the three and nine month periods ended September 30, 2000 of Heartland Bancshares, Inc. (Heartland). Heartland was incorporated May 27, 1997.

This discussion should be read in conjunction with the interim financial statements and related footnotes included in this report, and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operation included in Heartland's December 31, 2000 Annual Report on Form 10-KSB.

GENERAL

Heartland's plan of operation is centralized around Heartland Community Bank (the Bank). The Bank is engaged in the business of commercial and retail banking, with operations conducted through its main office located in Franklin, Indiana and additional branch locations in Greenwood and Bargersville, Indiana. The majority of the Bank's income is derived from commercial and retail business lending activities and investments. The majority of the Bank's loans are secured by specific items of collateral including business assets, real property and consumer assets. The primary operation of the Bank is to accept deposits and make loans. The operating results of Heartland are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions.
Heartland's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and commercial demand, which in turn are affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

FINANCIAL CONDITION

Total assets at September 30, 2001 were $185,519, an increase of $20,603 or 12.5% from the December 31, 2000 total assets of $164,916. Total loans, excluding mortgage loans closed and contracted for sale, were $153,779 at September 30, 2001, representing growth of $21,230, or 16.0%, from the December 31, 2000 total of $132,549.

An increase in total deposits of $22,248 to $161,468 at September 30, 2001, or 16.0%, from $139,220 at December 31, 2000 primarily funded the growth in assets. Short-term borrowings were decreased by $5,054 from $9,273 at December 31, 2000 to $4,219 at September 30, 2001.



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Heartland's total equity to total asset ratio was 7.41% at September 30, 2001 compared to 7.68% at December 31, 2000. The decline was primarily due to the growth in assets, offset by the total comprehensive income for the nine months ended September 30, 2001. Book value per common share of Heartland was $10.35 at September 30, 2001 compared to $9.53 at December 31, 2000. The change in book value per common share resulted from the total comprehensive income for the nine months ended September 30, 2001.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Heartland recorded net income of $418 and $916 for the three and nine months ended September 30, 2001 compared to net income of $356 and $871 for the three and nine months ended September 30, 2000. Interest income for the three months ended September 30, 2001 was $3,693 compared to $3,364 for the same period in 2000. Interest income for the nine months ended September 30, 2001 was $11,098, compared to $8,769 for the nine months ended September 30, 2000.

Interest expense of $1,628 and $5,460 was incurred during the three and nine months ended September 30, 2001. Interest expense during the three and nine months ended September 30, 2000 was $1,754 and $4,446.

Net interest income, driven by volume growth during 2001, increased by 30% to $5,638 from $4,323 for the nine months ended September 30, 2001, and increased similarly for the third quarter 2001, compared to third quarter 2000.

The Provision for loan losses recorded during the three and nine month periods ended September 30, 2001 was $391 and $1,387 compared to $208 and $619 for the three and nine month periods ended September 30, 2000. The increase in provision for loan losses is a direct result of higher net charge-offs in 2001. Net charge-offs during the three and nine months ended September 30, 2001 were $297 and $1,356 compared to $51 and $97 for the same periods in 2000. The charge-offs in 2001 are primarily related to one borrower who is in the process of closing his business and liquidating assets. Approximately 67% of 2001 charge-offs, to date, relate to that borrower's credits.

Non-interest income was $412 and $1,067 for the three and nine months ended September 30, 2001. Comparatively, non-interest income was $200 and $523 for the three and nine months ended September 30, 2000. Included in the non-interest income are brokered mortgage loan fees of $101 and $262 for the three and nine months ended September 30, 2001 compared to $34 and $52 for the same periods in 2000. The increase in brokered mortgage loan fees is due to the addition of two full time mortgage originators in August, 2000 and lower interest rates in 2001, creating higher volume of mortgage loans originated and brokered. Service charges and fees on deposit accounts increased by $49 and $221 for the three and nine months ended September 30, 2001 compared to 2000. Growth in number of accounts and volume of transactions resulted in this increase.


--------------------------------------------------------------------------------
                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Salaries and benefits expense was $809 and $2,242 for the three and nine months ended September 30, 2001 compared to $593 and $1,624 for the three and nine months ended September 30, 2000. The increase in salaries and benefits expense is primarily due to the addition of employees to staff the fourth banking office and the addition of four people to the mortgage loan department in August 2000, as well as additional commissions paid for mortgage loan originations and investment sales.

Net occupancy and equipment expenses of $146 and $332 were incurred during the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2000, net occupancy and equipment expenses were $82 and $250. The increase in occupancy and equipment expenses was primarily due to the opening of an additional banking office in August 2000 and the opening of a new operations center in September 2001.

Data processing expense was $155 and $477 for the three and nine months ended September 30, 2001 compared to $125 and $327 for the three and nine months ended September 30, 2000. In the fourth quarter of 1997, the Bank entered into a five-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. The increase in expense from 2000 to 2001 is primarily due to the increase in volume of accounts and transactions, data processing costs associated with the additional banking office opened in August 2000 and additional costs related to the implementation of Internet based banking during the first quarter of 2001.

Professional fees for the three and nine months ended September 30, 2001 were $70 and $187 compared to $38 and $108 for the three and nine months ended September 30, 2000. The increase in professional fees is related to legal fees related to ongoing loan collection matters and other issues pertinent to Heartland's ongoing businesses.

The remaining expenses during the nine months ended September 30, 2001 and during the nine months ended September 30, 2000 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily due to the increase in volume of loans and deposits.

CAPITAL RESOURCES

Shareholders' equity totaled $13,745 at September 30, 2001, compared to $12,658 at December 31, 2000. The change is attributable to the total comprehensive income for the nine months ended September 30, 2001. As of September 30, 2001, 1,328,194 shares of common stock were issued and outstanding. Additional paid-in capital was $10,912 at December 31, 2000 and September 30, 2001.



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

In April, 2001, the Bank executed a regulatory agreement with the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions that, among other requirements, requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.50% and refrain from paying dividends to the Corporation that would cause that ratio requirement to be violated, and restricts asset growth. The Bank's Tier I capital ratio at September 30, 2001 was 7.72%.

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













--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------

Item 5.     Other Information

On October 15, 2001, Heartland Bancshares, Inc declared a 5% stock dividend (one for 20), payable on or before November 19, 2001 to shareholders of record on November 5, 2001.

On the date the dividend is paid, $66 of the retained earnings will be transferred to the Company's common stock account and $449 of the retained earnings will be transferred to the Company's additional paid-in capital account.

Any fractional share interest created as a result of the dividend shall be settled by making a cash payment to the person entitled thereto based on the average of the bid and the asked prices for the Corporation's common shares at the close of trading on the last trading day prior to the date of distribution of the stock dividend, and no fractional shares or scrip shall be issued as a result of the stock dividend.

Item 6.     Exhibits and Reports on Form 8-K

a.   Exhibits

Exhibit NO.     Description

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


b.    Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2001.

(a)

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


                                              HEARTLAND BANCSHARES, INC.
                                              (Registrant)




Date:                                         by:
            Steve Bechman
                                              President and
                                              Chief Executive Officer







Date:
                                              Jeffery D. Joyce
                                              Chief Financial Officer