Form 10KSB
period 2001-12-31
HEARTLAND BANCSHARES INC /IN/
filed 2002-04-01
CIK 1042905

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this FORM 10-KSB or any amendment to this FORM 10-KSB. [X]
                               -----
Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of March 18, 2002 of $8.15 per share $10,441,812

Shares of common stock outstanding as of March 18, 2002: 1,394,172

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders of Heartland Bancshares, Inc. for the year ended December 31, 2001, to the extent stated herein, are incorporated by reference from Exhibit 13 into Parts I and II.
2. Portions of the Proxy Statement of Heartland Bancshares, Inc. for the Annual Meeting of its Shareholders to be held April 22, 2002, to the extent stated herein, are incorporated by reference from Exhibit 99.1 into Part III.

                          FORM 10-KSB TABLE OF CONTENTS

PART I                                                              Page

Item  1.  Description of Business                                     4
Item  2.  Description of property                                    18
Item  3.  Legal Proceedings                                          18
Item  4.  Submission of Matters to a Vote of Security Holders        19

PART II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                20
Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        20
Item  7.  Financial Statements and Supplementary Data                20
Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        20

PART III

Item  9.  Directors Executive Officers Promoters and Control
          Persons of Heartland                                       21
Item 10.  Executive Compensation                                     21
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                             22
Item 12.  Certain Relationships and Related Transactions             22
Item 13.  Exhibits and Reports on Form 8-K                           23
Signatures                                                           25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS (Dollar amounts are in thousands, except per share data.)

GENERAL

Heartland Bancshares, Inc. (Heartland or "The Company") is a one-bank holding company incorporated May 27, 1997. Heartland raised approximately $11,731 in equity capital through the sale of 1,394,172 shares of Heartland's common stock at $9.07 per share, net of underwriting discounts and offering costs. Proceeds were used to capitalize Heartland Community Bank (the Bank), Heartland's primary asset, a wholly-owned banking subsidiary, an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 1997 and commenced banking operation December 17, 1997.

The Bank operates from offices located in Franklin, Greenwood, and Bargersville, Indiana. As of December 31, 2001, the Bank had 76 full time equivalent employees. The Bank utilizes a leased employee arrangement with a third party company, where-by all employees are leased to the Bank from the third party company. The arrangement allows for employees to participate in group benefits of the third party company. The third party company also administers the majority of human resource activities including payroll, payroll taxes and policy administration. Heartland has no full time employees.

Heartland is subject to regulation by the Federal Reserve Board.

The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC.

The business of the Bank consists primarily of attracting deposits from the general public, originating commercial, residential real estate and consumer loans and purchasing certain investment securities. The Bank operates a full-service brokerage department in order to sell mutual funds and other non-deposit investment products and a certificate of deposit brokerage program.

Heartland offers commercial loans to area businesses in addition to new home construction loans and business lines of credit. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. Heartland originates adjustable rate first mortgage loans, second mortgage loans and home equity lines of credit secured by single-family homes.

SERVICE AREA

The Bank's primary service area is Johnson County, Indiana. Johnson County was ranked the third fastest growing County in Indiana since 1990 by the United States Census Bureau in the 2000 census. Census data may be obtained from the
Census Bureau Internet site WWW.Census.gov. The majority of Heartland's customers reside in Johnson County. The Bank has one branch in Franklin and two in Greenwood, which are the two largest cities in the county, and a branch in Bargersville, in southwestern Johnson County.

Note. Dollar amounts in thousands except per share data.

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

Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank, and from engaging in any activity other than managing or controlling banks. A bank holding company may, however, own shares of a company engaged in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the amendments to the BHCA made in 1999 by the
Gramm-Leach-Bliley Act, a bank holding company meeting certain financial and other requirements may elect to be treated as a "financial holding company" and engage in or own shares of companies that are engaged in, insurance underwriting, securities underwriting, merchant banking, and other financial services activities. Heartland has not elected to be treated as a financial holding company.

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

Note. Dollar amounts in thousands except per share data.

REGULATION AND SUPERVISION OF THE BANK

The Bank is supervised, regulated and examined by the DFI and, as a state nonmember bank, by the FDIC. A cease and desist order may be issued by the DFI and FDIC against the Bank if the respective agency finds that the activities of the Bank represent an unsafe and unsound banking practice or violation of law. The DFI and FDIC on March 11, 2002, have requested that the Bank consent to the issuance of such an order, as described below. The deposits of the Bank are insured by the FDIC.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval of, the Bank's primary federal regulatory authority and the DFI. Under Indiana law, the Bank may branch anywhere in the state.

Heartland is a legal entity separate and distinct from the Bank. There are various legal limitations on the extent to which the Bank can supply funds to Heartland. The principal source of Heartland's funds consists of dividends from the Bank. State and federal laws restrict the amount of dividends which may be paid by banks. In addition, the Bank signed a regulatory agreement in April 2001, which (among other provisions) requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.5% and refrain from paying dividends that would cause that ratio requirement to be violated. The Bank's Tier I Capital to total assets ratio at December 31, 2001 was 8.43%.

On March 11, 2002, the FDIC and DFI requested that the Bank consent to the entry by those agencies of a formal order under federal and state banking laws, under which the Bank and its Directors would be required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank's ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to the Corporation that would result in the Bank's violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank's acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC regulation Part 365, in relation to its capital.

Although the Bank intends to request that the regulators revise or eliminate certain provisions of the proposed order, Heartland believes that it is likely that the restrictions described will result from the regulators' request. These restrictions may adversely affect the Bank's net interest income and net interest margin in 2002 and future periods, if the restrictions require that the Bank reduce the outstanding balances of higher-yielding types of loans. These restrictions are also likely to result in increased non-interest expense during 2002 due to increased consulting, legal, accounting, staffing and other compliance costs associated with responding to these restrictions.

In addition, the Bank is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to Heartland or any of its subsidiaries, or investments in the stock or other securities as collateral for loans.


Note. Dollar amounts in thousands except per share data.

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include the discount rate on member bank borrowing and changes in reserve requirements against member bank deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Heartland and the Bank.

Forward-Looking Statements

Heartland from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company's loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company's financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "will," "would," "could," "should", "intend," "project," "estimate," "believe" or "anticipate," or similar expressions.

Heartland may include forward-looking statements in filings with the Securities and Exchange Commission ("SEC"), such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Heartland undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion incorporated by reference into Item 7 of this Form 10-KSB, "Management's Discussion and Analysis of Financial Condition and Results of Operations," lists some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other uncertainties that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions,; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the impact on the Bank of the proposed asset growth, capital, loan concentration reduction, and other provisions of the formal order requested on March 11, 2002 by the FDIC and the DFI. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to time when considering any forward-looking statement.

Note. Dollar amounts in thousands except per share data.

Selected Financial Data

The information presented below should be read in conjunction with the consolidated financial statements, which are incorporated by reference into Item 7 of this Report from Exhibit 13, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference into Item 6 of this Report from Exhibit 13.



                        Year Ended     Year Ended     Year Ended
                       December 31,   December 31,   December 31,
Income Statement Data:     2001           2000           1999
                           ----           ----           ----

Total interest
  income               $  14,409      $  12,476      $   7,478
Total interest
  expense                  6,789          6,347          3,612
                       ---------      ---------      ---------
Net interest
  income                   7,620          6,129          3,866
Provision for
  loan losses              2,967          1,744            656
Noninterest
  income                   1,596            767            297
Noninterest
  expense                  5,416          3,929          2,352
Provision for
  income taxes               304            472            182
                       ---------      ---------      ---------
Net income             $     529      $     751      $     973
                       =========      =========      =========
Net income
  per share                  .38            .54      $     .70
Average shares         1,394,172      1,394,172      1,394,172

                                      May 27, 1997
                                       (inception)
                        Year Ended       through
                       December 31,   December 31,
Income Statement Data:     1998           1997
                           ----           ----

Total interest
  income               $   3,140      $     165
Total interest
  expense                  1,307             12
                       ---------      ---------
Net interest
  Income                   1,833            153
Provision for
  loan losses                700             46
Noninterest
  income                      56              -
Noninterest
  expense                  1,817            347
Provision for
  income taxes                 -              -
                       ---------      ---------
Net income/(loss)      $    (628)     $    (240)
                       =========      =========
Net income/(loss)
per share              $    (.45)     $    (.17)
Average shares         1,394,172      1,394,172

Note. Dollar amounts in thousands except per share data.

                            At             At             At
                       December 31,   December 31,   December 31,
                           2001           2000           1999
                           ----           ----           ----
Balance Sheet Data:
Total Assets           $ 189,636      $ 164,916      $ 110,139
Loans, Net
  of Allowance
  for Loan Losses        143,236         129,882        89,680
Demand & Savings
  Deposits                86,341         64,598         38,135
Time Deposits             74,650         74,622         50,384
Shareholders'
  Equity                  13,263         12,658         11,643
Book Value Per
  Share                $    9.51      $    9.08      $    8.35
Equity to Asset
  Ratio                     6.99%          7.68%         10.57%


                            At             At
                        December 31,   December 31,
                           1998           1997
                           ----           ----
Balance Sheet Data:
Total Assets           $  64,660      $  14,519
Loans, Net
  of Allowance
  for Loan Losses         48,700          3,912
Demand & Savings
  Deposits                17,738          1,591
Time Deposits             35,016            488
Shareholders'
  Equity                  10,916         11,504
Book Value Per
  Share                $    7.83      $    8.25
Equity to Asset
  Ratio                    16.88%         79.23%


Note. Dollar amounts in thousands except per share data.

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables depict for the years ended December 31, 2001, 2000, and 1999, certain information related to Heartland's average balance sheets and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.



                                  Year Ended                 Year Ended
                               December 31, 2001          December 31, 2000
                             Average/      Yield/       Average/      Yield/
                              Balance       Rate         Balance       Rate
                              -------       ----         -------       ----
Interest earning assets
   Short-term investments    $  6,060       3.71%        $ 3,409        5.75%
   Taxable securities          18,586       7.34          16,435        6.79
   Non-taxable securities       1,489       4.50             669        3.74
   Loans                      145,961       8.74         113,182        9.84
                             --------                    -------
Total interest earning
 assets                      $172,096       8.37         $133,695       9.33
                             ========                    ========

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and Savings
      Deposits               $ 59,639       2.99%        $37,843        4.35%
   Time deposits               81,071       5.59          65,807        6.16
   Short-term borrowings        6,174       3.61           6,791        5.05
   Other borrowings             4,222       5.95           4,665        6.50
                             --------                    -------
Total interest bearing
 liabilities                 $151,106       4.49         $115,106       5.51
                             ========                    ========

                                                   Year Ended
                                                  December 31,
                                                      1999
                                                Average/  Yield/
                                                 Balance   Rate
                                                 -------   ----
Interest earning assets
   Federal funds sold                          $   1,818   5.28%
   Taxable securities                             12,057   6.00
   Non-taxable securities                            605   3.64
   Loans                                          72,340   9.17
                                               ---------
Total interest earning assets                  $  86,820   8.61
                                               =========

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and
     Savings Deposits                          $  21,285   3.96%
   Time deposits                                  47,088   5.45
   Short-term borrowings                           1,151   4.26
   Other borrowings                                2,745   5.68
                                               ---------
Total interest bearing
   Liailities                                  $  72,269   5.00
                                               =========

Note. Dollar amounts in thousands except per share data.

                                            2001     2000      1999
                                            ----     ----      ----
Average yield on interest-earning
  assets                                    8.37%    9.33%     8.61%
Average rate paid on interest
  -bearing liabilities                      4.49     5.51      5.00
Net interest spread                         3.88     3.82      3.61
Net interest margin (net interest
  earnings divided by average
  total interest-earning assets)            4.43     4.58      4.45
Return on average assets                     .29      .54      1.09
Return on average equity                    3.95     6.21      8.54


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


                                                           Year ended December 31,

                                                  2001 vs. 2000               2000 vs. 1999
                                                  --------------              -------------

                                               Increase (Decrease)         Increase (Decrease)
                                                     due to                      due to
                                            Volume    Rate    Total     Volume    Rate     Total
                                            ------    ----    -----     ------    ----     -----
Interest income attributable to:
  Loans                                    $ 2,965   $(1,352) $1,613   $ 3,988    $  514  $4,502
  Securities                                   189       102     291       290       106     396
  Other interest-earning assets(1)             115       (86)     29        91         9     100
                                           -------   -------  ------   -------    ------  ------

   Total interest-earning assets             3,269    (1,336)  1,933     4,369       629   4,998
                                           -------   -------  ------   -------    ------  ------

Interest expense attributable to:
  Money Market and
    Savings Deposits                           756      (617)    139       713        89     802
  Time deposits                                878      (403)    475     1,120       372   1,492
  Short-term borrowings                        (29)      (91)   (120)      283        11     294
  Other borrowings                             (27)      (25)    (52)      122        25     147
                                           -------   -------  ------   -------    ------  ------

   Total interest-bearing liabilities        1,578    (1,136)    442     2,238       497   2,735
                                           -------   -------  ------   -------    ------  ------

Increase (decrease) in net interest income $ 1,691   $  (200) $1,491   $ 2,131    $  132  $2,263
                                           =======   =======  ======   =======    ======  ======


(1) Includes federal funds sold and interest-bearing deposits in other financial institutions.


Note. Dollar amounts in thousands except per share data.

LOANS. Heartland's gross loans, excluding those held for sale, totaled $146,636 at December 31, 2001, $132,549 at December 31, 2000, $91,045 at December 31,
1999, $49,442 at December 31, 1998 and $3,958 at December 31, 1997.

The following table sets forth information concerning the composition of Heartland's loan portfolio in dollar amounts and percentages as of December 31, 2001, 2000, 1999, 1998 and 1997.

                                    2001                  2000
                                 Percent of            Percent of
                              Amount      Loans     Amount     Loans
                              ------      -----     ------     -----
TYPE OF LOAN
Commercial loans and leases  $ 76,097      51.90%  $  63,766    48.11%
Real estate construction       23,150      15.79      24,719    18.65
Residential mortgages
 (1-4 family homes)            24,795      16.91      21,942    16.55
Consumer                       22,594      15.40      22,122    16.69
                             --------   --------   ---------  -------
Gross loans                  $146,636     100.00%  $ 132,549   100.00%
                             ========   ========   =========  =======

                                    1999                  1998
                                 Percent of            Percent of
                              Amount      Loans     Amount     Loans
                              ------      -----     ------     -----
TYPE OF LOAN
Commercial loans and leases   $42,778      46.99%   $ 26,475    53.55%
Real estate construction       17,109      18.79       7,409    14.99
Residential mortgages
 (1-4 family homes)            15,069      16.55       6,241    12.62
Consumer                       16,089      17.67       9,317    18.84
                               ------   --------    --------  -------
Gross loans                   $91,045     100.00%   $ 49,442   100.00%
                              =======   ========    ========  =======

                                    1997
                                 Percent of
                              Amount      Loans
                              ------      -----
TYPE OF LOAN
Commercial loans and leases   $ 2,960      74.79%
Real estate construction          136       3.44
Residential mortgages
 (1-4 family homes)               189       4.77
Consumer                          673      17.00
                              -------   --------
Gross loans                   $ 3,958     100.00%
                              =======   ========


Note. Dollar amounts in thousands except per share data.

LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in Heartland's loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter than contractual maturities. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below.

                                            Remaining  Maturities
                                            One Year   Over one to  Over five
                                 Amount      or less   five years     years
                                 ------      -------   ----------     -----
TYPE OF LOAN

  Commercial loans and leases   $ 76,097     $21,408    $11,258     $43,431
  Real estate construction        23,150      22,278        872           -
  Residential mortgages
   (1-4 family homes)             24,795           -        385      24,410
  Consumer                        22,594       4,208     13,704       4,682
                                --------     -------    -------     -------
  Total                         $146,636     $47,894    $26,219     $72,523
                                ========     =======    =======     =======

Commercial loans and leases with remaining maturities over one year consist of $13,761 with fixed interest rates and $40,928 with variable interest rates, at December 31, 2001. Real estate construction loans with remaining maturities over one year consist of $ 832 with fixed interest rates and $40 with variable interest rates.

Nonperforming loans include non accrual loans and accruing loans that are contractually past due 90 days or more as to interest or principal payments. The following table sets forth certain information regarding the dollar amount of nonperforming loans at December 31.

Nonperforming loans:      2001       2000        1999        1998       1997
                          ----       ----        ----        ----       ----

Non-accrual loans       $    663    $  992     $   138     $     0    $     0
Accruing loans past
  due 90 or more days         86         0         137           0          0
                        --------    ------     -------     -------    -------
Total nonperforming
   loans                $    749    $  992     $   275     $     0    $     0
                        ========    ======     =======     =======    =======

At December 31, 2001, non-accrual loans included $368 in commercial loans, $130 in residential real estate loans and $165 in consumer loans.

ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to provide for probable incurred losses in the loan portfolio. Senior management reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors. The Board of Directors of the Bank, not less frequently than quarterly, reviews with senior management its recommended allowance. For more information concerning the factors considered in determining the adequacy of the allowance for loan and lease losses, see "Nonperforming Assets and Allowance for Loan Losses" under the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Heartland's Annual Report for 2001 attached as Exhibit 13, which discussion is incorporated herein by reference. At December 31, 2001, Heartland's allowance for loan losses totaled $3,400.

Note. Dollar amounts in thousands except per share data.

The following table provides an allocation of Heartland's allowance for possible loan losses as of each of the following dates:

                                                 At December 31,

                              2001       2000        1999       1998       1997
                              ----       ----        ----       ----       ----
 Loan type
  Commercial and leases      $1,466   $  1,284   $   641   $ $    397    $    34
  Real estate construction      789        497       257          111          2
  Residential mortgages         679        441       226           94          2
  Consumer                      466        445       241          140          8
                           --------   --------   -------     --------    -------

                           $  3,400   $  2,667   $ 1,365     $    742    $    46
                          =========  ========   =========    ========    =======


The activity in the allowance for loan losses for the years ended December 31, is as follows:
                               2001       2000      1999     1998       1997
                               ----       ----      ----     ----       ----

   Beginning balance         $ 2,667   $  1,365   $   742   $     46   $     -
   Provision charged
    to operations              2,967      1,744       656        700        46
   Loans charged-off          (2,300)      (446)      (34)        (4)        -
   Recoveries on loans
    previously charged-off        66          4         1          -         -
                             -------   --------   -------   --------   -------

   Ending balance            $ 3,400   $  2,667   $ 1,365   $    742   $    46
                             =======   ========   =======   ========   =======


The following table sets forth certain information regarding the dollar amount of charge-offs for the years ended December 31:

                               2001       2000      1999     1998       1997
                               ----       ----      ----     ----       ----
Charge-off's by loan type:
   Commercial                $   997   $    194   $     -   $      -   $     -
   Real estate construction      927          -         -          -         -
   Residential mortgages          72        147         -          -         -
   Consumer                      304        105        34          4         -
                             -------   --------   -------   --------   -------

   Total charge-off's        $ 2,300   $    446   $     4   $      4   $     -
                             =======   ========   =======   ========   =======

In 2001, recoveries included $43 in commercial loans and $23 in consumer loans. All recoveries in 2000, 1999 and 1998 were consumer loans.

The following table sets forth certain asset quality ratios at and for the years ended December 31:

                                 2001      2000       1999     1998      1997
                                 ----      ----       ----     ----      ----

   Allowance for loan losses
    to nonperforming loans      453.9%    371.0%     201.0%       -%        -%
   Net charge-offs to
    average loans                 1.5        .3         -          -         -
   Provision to average
    loans                         2.0       1.5        0.9       1.0        1.5


Note. Dollar amounts in thousands except per share data.

SECURITIES. The following table sets forth the carrying value of Heartland's investment portfolio as of December 31:

                                                    Gross       Gross
                                        Fair     Unrealized  Unrealized
                                        Value       Gains      Losses
                                        -----       -----      ------
2001
   U.S. Government and its agencies    $ 5,381     $    93     $   (12)
   Obligations of states and
    political subdivisions               2,345          15          (2)
   Mortgage backed securities            8,880         130          (8)
   Corporates                              997          32           -
                                       -------     -------     -------
                                       $17,603     $   270     $   (22)
                                       =======     =======     =======

                                                    Gross       Gross
                                        Fair     Unrealized  Unrealized
                                        Value       Gains      Losses
                                        -----       -----      ------
2000
   U.S. Government and its agencies    $11,897     $   139     $   (46)
   Obligations of states and
    political subdivisions               1,441           1          (5)
   Mortgage backed securities            7,459          56          (9)
   Corporates                              952           2         (20)
                                       -------     -------     -------
                                       $21,749     $   198     $   (80)
                                       =======     =======     =======

The following table sets forth the maturities of investment securities at December 31, 2001 and the weighted-average yield (on a tax equivalent basis) on such securities.


Fair Values                                 Remaining  Maturities
                                One Year   Over one toOver five to  Over ten
                                 or less   five years   ten years     years
                                 -------   ----------   ---------     -----
TYPE OF SECURITY

 U.S. Government and its
  agencies                      $      -     $ 2,993    $ 2,387     $     -
 Obligations of states and
   political subdivisions            236         552        155       1,402
 Corporates                            -         787        211           -
 Mortgage-backed securities            -           -          -       8,880
                                --------     -------    -------     -------
  Total                         $    236     $ 4,332    $ 2,753     $10,282
                                ========     =======    =======     =======

Weighted Average Yields                     Remaining   Maturities
                                One Year   Over one to Over five to  Over ten
                                 or less   five years   ten years     years
                                 -------   ----------   ---------     -----
TYPE OF SECURITY

 U.S. Government and its
  agencies                             -%       5.05%      6.98%          -%
 Obligations of states and
   political subdivisions           5.51        6.43       6.88        7.25
 Corporates                         -           5.97       8.00        -
 Mortgage-backed securities         -           -          -           6.75
  Total                             5.51%       5.39%      7.06%       6.82%

1. Computation of yields is based on amortized cost.

Note. Dollar amounts in thousands except per share data.

The following table sets forth the amounts of Heartland's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. In addition, securities expected to be called by the issuer due to the current rate environment are included in the categories based on the expected call dates. Loans held for sale are included in the categories based on the expected sale date. This table does not necessarily indicate the impact of general interest rate movements on Heartland's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond Heartland's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated.

                            Within 3    4 - 12    1 through 5
                             Months     Months       years      Over 5 years   Total
                             ------     ------       -----      ------------   -----
Interest-earning assets:
  Federal funds sold         $  9,305   $      -    $      -      $      -    $ 9,305
  Time deposits with other
    Financial institutions          -        500           -             -        500
  Securities                    2,897      3,536        8,379        2,791     17,603
  Loans held for sale           4,597          -            -            -      4,597
  Loans                        65,824     13,855       45,368       21,589    146,636
  FHLB stock                      512          -            -            -        512
                             ---------  --------    ---------     --------  ---------

   Total interest-earning
       assets                  83,135     17,891       53,747       24,380    179,153
                             --------   ---------   ---------     --------  ---------

Interest-bearing
liabilities:
  Interest bearing
   demand     and savings
   deposits                    68,654          -            -           -      68,654
  Time deposits                24,267     24,515       25,868           -      74,650
  Federal Funds Purchased           -          -            -           -           -
  Repurchase Agreements         5,554          -            -           -       5,554
  Other borrowings                  -          -        4,000           -       4,000
  Subordinated debentures       5,000          -            -           -       5,000
                             --------   --------     --------     -------    --------
   Total interest-bearing
   liabilities                103,475     24,515       29,868           -     157,858
                             --------   --------     --------     -------    --------

Interest-earning assets
  less
  Interest-bearing           $(20,340) $  (6,624)    $ 23,879    $ 24,380    $ 21,295
                             ========  ========= =   ==========  =========   ========
  liabilities

Cumulative interest-rate
sensitivity gap              $(20,340) $ (26,964)    $ (3,085)   $ 21,295
                             ========  ========= =   ========    ========

Cumulative interest-rate
  gap as a percentage of
  total interest earning
  assets                       (11.3)%     (15.0)%      (1.7)%      11.8%
                             =======   =========    ========     =======





Note. Dollar amounts in thousands except per share data.

CERTIFICATES OF DEPOSIT. The following table presents the amount of Heartland's jumbo certificates of deposit with principal balances greater than $100 by the time remaining until maturity as of December 31, 2001:

                                               At December 31,
               Maturity                              2001
               --------                              ----
               Three months or less                $   13,250
               Over 3 months to 6 months                3,470
               Over 6 months to 12 months               6,419
               Over 12 months                           5,543
                                                   ----------

                  Total                            $   28,682
                                                   ==========


SHORT-TERM   BORROWINGS.   The  following  table  presents  certain  information
pertaining to Heartland's repurchase agreements:

                                                 2001        2000
                                                 ----        ----
Balance outstanding at December 31             $ 5,554     $ 9,273

Maximum amount outstanding at any month-end    $ 8,802     $11,872

Average balance outstanding                    $ 6,174     $ 6,791

Weighted average rate                             3.61%       5.05%

Note. Dollar amounts in thousands except per share data.

ITEM 2.  DESCRIPTION OF PROPERTY

Heartland owns its home office at 420 North Morton Street, Franklin, Indiana. The facility is used as the main banking office and Heartland's headquarters. The 5,700 square foot building was constructed over 25 years ago and underwent an extensive renovation in 1997 prior to the opening of Heartland.

The Bank leases two branch offices in Greenwood, Indiana, and the land on which the branch office in Bargersville, Indiana stands. The Bank also leases a 12,500 square foot facility that was constructed in 2001 in Franklin, Indiana for loan production and loan and deposit operations, not as a branch facility.

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


ITEM 3.  LEGAL PROCEEDINGS

Other than the March 11, 2002, request by the FDIC and the DFI that the Bank consent to the entry of a formal order under federal and state banking laws disclosed under "Regulation and Supervision of the Bank" in Item 1 of this Report, which disclosure is incorporated herein by reference, and routine litigation incidental to the business, Heartland and the Bank are not involved in any legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.


Note. Dollar amounts in thousands except per share data.

                                           PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Information required for this item is included in the section headed "COMMON STOCK." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2001), which section is incorporated herein by reference. The description of legal and regulatory restrictions that limit the ability of the Bank to pay dividends to Heartland, and which therefore indirectly limit the ability of Heartland to pay dividends to its shareholders, that is included in Item 1 of this report, Description of Business, under the caption "Regulation and Supervision of the Bank", is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required for this item is included in the section headed "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2001), which section is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS.

Information required for this item is included in the section headed "FINANCIAL STATEMENTS." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2001,) which section is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to directors and executive officers of Heartland is included in the section headed "Election of Directors" in Exhibit 99.1, the 2002 Proxy Statement of Heartland, which section is incorporated herein by reference. Addition information relating to non-director executive officers is listed below.

Executive Officers:

John M. Morin1
Senior Vice President, Consumer Lending
Age 52

R. Trent McWilliams2
Vice President, Business Development
Age 50

Jeff Joyce3
Vice President and Chief Financial Officer
Age 31

Eric Johnson4
Chief Credit Officer
Age 52

1 Mr. Morin served in various positions at Citizens Bank of Central Indiana from 1985 until his resignation in 1997, most recently as Vice President in charge of retail lending.
2 Mr. McWilliams served in various positions at Union Federal Savings Bank until his resignation in 1997, most recently as Vice President in charge of Marketing.
3 Mr. Joyce is a Certified Public Accountant who served in various positions, including Staff Accountant and Senior Accountant in the Financial Institutions Group at Crowe, Chizek and Company LLP from 1992 until his resignation in 1997.
4 Mr.  Johnson served in various  positions at Michigan  National Bank, NKA from
  1991 to November 2001, most recently as Vice President and Commercial Loan officer.

Section 16(a) Compliance:

Heartland has no class of equity securities registered with the Commission under
Section 12 of the Securities Exchange Act of 1934, as amended, and Section 16(a) is therefore inapplicable to its securities.


ITEM 10.   EXECUTIVE COMPENSATION

Information relating to compensation of Heartland's executive officers and Directors is included under the captions "Executive Compensation" and "Election of Directors Compensation of Directors" in Exhibit 99.1, the 2002 Proxy Statement of Heartland, which sections are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the captions "ELECTION OF DIRECTORS" and "PRINCIPAL OWNERS OF COMMON SHARES" in Exhibit 99.1, the 2002 Proxy Statement of Heartland, which section is incorporated herein by reference. In tabular format, the information required by Item 403 of Regulation S-B is as follows:

                      Name and                 Amount and
  Title of     Address of Beneficial      Nature of Beneficial      Percent of
    Class              Owner                    Ownership              Class

Common         Hot Creek Investors, LP            109,800              7.8%
               PO Box 3178
               Gardnerville, NV  89410

Common         Hot Creek Capital, LLC             109,800              7.8%
               PO Box 3178
               Gardnerville, NV  89410

Common         David M.W. Harvey                  109,800              7.8%
               PO Box 3178
               Gardnerville, NV  89410


According to a Schedule 13G filed by the above beneficial owners, all securities beneficially owned by them as of February 19, 2002 were held by Hot Creek Investors, L.P. ("Investors"). The other two beneficial owners stated that they were joining in the Schedule 13G because they exercised voting and investment power over the shares held by Investors.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the caption "EXECUTIVE COMPENSATION -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Exhibit 99.1, the 2002 Proxy Statement of Heartland, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit NO.     Description

3.1             Amended and Restated  Articles of  Incorporation  of  Heartland
                Bancshares, Inc.,   which  are   incorporated   by  reference
                to Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")
3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2.
4.1 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2 Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
                3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit
                3.01 to Form 8-K filed June 30, 2000.
10.1 1997 Stock Option Plan, as amended, which is incorporated by reference to Exhibit 10.1 in the Registrant's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999
10.2 1997 Stock Option Plan for Nonemployee Directors, as amended, which is incorporated by reference to Exhibit 10.1 in the Registrant's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999
10.3            Deferred  Compensation  Master Plan Agreement dated as of
                July 1, 2001
10.4 Split Dollar Endorsement Agreement dated as of January 1, 2001 between Heartland Community Bank and Steven L. Bechman
13 The Registrant's Annual Report to Shareholders for the year ended December 31, 2001. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Registrant disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.
21 Subsidiaries of the Registrant and names under which the Registrant isdoing business
99.1            The Registrant's 2002 Proxy Statement. As permitted by paragraph
                (b) under Supplemental  Information  requirements  applicable to
                Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Registrant disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.
99.2            Form of Proxy for 2002 Annual Meeting. As permitted by paragraph
                (b) under Supplemental  Information  requirements  applicable to
                Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Registrant disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.


Reports on Form 8-K

One report on Form 8-K was filed during the three months ended December 31, 2001. On December 18, 2001, the Registrant filed a report on Form 8-K for Item
5. Other Events regarding the issuance of certain floating rate capital securities.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

HEARTLAND BANCSHARES, INC.

By:/s/ Steven L. Bechman
   ---------------------------------
Steven L. Bechman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

/s/ Steven L. Bechman   March 29, 2002
- -----------------------------
Steven L. Bechman, Director
(principal executive officer)

/s/ Gordon Dunn         March 29, 2002
- -----------------------------
Gordon Dunn, Chairman

/s/ Sharon Acton        March 29, 2002
- -----------------------------
Sharon Acton, Director

/s/ Jeffrey L. Goben    March 29, 2002
- -----------------------------
Jeffrey L. Goben, Director

/s/ J. Michael Jarvis   March 29, 2002
- -----------------------------
J. Michael Jarvis, Director

/s/ John Norton         March 29, 2002
- -----------------------------
John Norton, Director

/s/ Robert Richardson   March 29, 2002
- -----------------------------
Robert Richardson, Director

/s/ Patrick A. Sherman  March 29, 2002
- -----------------------------
Patrick A. Sherman, Director

/s/ Jeffery D. Joyce    March 29, 2002
- -----------------------------
Jeffery D. Joyce, Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT 10.3


                                DEFERRED COMPENSATION
                                MASTER PLAN AGREEMENT

      THIS AGREEMENT is made and entered into this 1st day of July, 2001, by Heartland Community Bank with principle offices and place of business in the state of Indiana, hereinafter referred to as the "Corporation."

                                     WITNESSETH:

      WHEREAS, the Corporation wishes to establish a deferred compensation plan to provide additional retirement benefits for a select group of management and highly compensated employees; and

      WHEREAS, the Corporation intends that the Plan shall at all times be administered and interpreted in such a manner as to constitute an unfunded deferred compensation plan for a select group of management or highly compensated employees, so as to qualify for all available exemptions from the provisions of ERISA;

      NOW, THEREFORE, in consideration of the premises, the Corporation hereby adopts the following Deferred Compensation Plan.

                                    DEFINITIONS:

      Accrued Benefit. The sum of all amounts deferred hereunder by or on behalf of a Participant, including (i) any contributions made by the Corporation pursuant to paragraph 1.02 hereof, (ii) any interest credited to the Participant or his or her beneficiaries pursuant to this Plan and (iii) any investment earnings or losses credited pursuant to Article Four hereof, minus any distributions to such Participant or his or her beneficiaries hereunder.

      Affiliate. Any corporation, partnership, joint venture, association, or similar organization or entity, which is a member of a controlled group of corporations which includes, or which is under common control with, the Corporation under Section 414(b) or 414(c) of the Code.

      Calendar Year.  January 1 to December 31.

      Code.  The Internal Revenue Code of 1986, as amended from time to time.

      Completed Year of Service. One year of service shall mean twelve consecutive months of continuous employment with Heartland Community Bank.

      Effective Date.  July 1, 2001.

      Eligible Employee. Any employee of the Corporation or an Affiliate who is selected to participate herein in accordance with the provisions of paragraph 1.01 hereof.

      ERISA. The Employee Retirement Income Security Act of 1974, as amended from time to time.

      Normal Retirement Date.  The date the Participant attains 65 years of age.

      Participant.  An Eligible Employee who is participating in the Plan.

      Plan. This Plan, together with any and all amendments or supplements thereto.

      Plan Administrator.  The Board of Directors of the Corporation or their
                           Designee.

      Plan Year.  The Calendar Year.

      Retirement Account. Book entries maintained by the Corporation reflecting the Participant=s Accrued Benefit; provided, however, that the existence of such book entries and the Retirement Account shall not create, and shall not be deemed to create, a trust of any kind, or a fiduciary relationship between the Corporation and the Participant, his or her designated beneficiary, or other beneficiaries under this Plan.

      Year of Plan Participation. Shall mean a period of twelve (12) months of continuous employment with Heartland Community Bank commencing with the Participant=s date of entry into this plan. All participants in this Plan as of the Plan Effective Date shall measure a Year of Plan Participation commencing July 1, 2001.

                                     ARTICLE ONE

      1.1 Eligibility. (a) An employee is eligible to become a Participant in the Plan if such employee is designated as a Participant by the Board of Directors or the Plan Administrator, in their complete discretion and in writing. As a condition of participation, the Plan Administrator may require the employee to execute a participation agreement in (or similar to) the form annexed hereto as Exhibit A. (b) Once an employee becomes a Participant, he or she shall remain a Participant until his or her termination of employment with the Corporation and its Affiliates, and thereafter until all benefits to which he or she (or his or her beneficiary) is entitled under the Plan have been paid unless otherwise so provided herein. (c) In the case of any employee who first becomes a Participant after the Effective Date, the Plan Administrator shall specify the date as of which his or her participation shall commence.

      1.2 Corporate Contributions. The Corporation will make contributions to the Participant=s Retirement Account at the written direction of the Board of Directors in amounts determined at the sole discretion of the Board of Directors. The amounts so determined shall be credited to the Participant=s Retirement Account within (30 days) after the date on which they are declared.

                                     ARTICLE TWO

      2.1 Responsibility for Administration of the Plan. (a) The Plan Administrator shall be responsible for the management, operation and administration of the Plan. The Plan Administrator may employ others to render advice with regard to its responsibilities under this Plan. It may also allocate its responsibilities to others and may exercise any other powers necessary for the discharge of its duties. (b) The primary responsibility of the Plan Administrator is to administer the Plan for the benefit of the Participants and their beneficiaries, subject to the specific terms of the Plan. The Plan Administrator shall administer the Plan in accordance with its terms and shall have the power to determine all questions arising in connection with the administration, interpretation and application of the Plan. Any such determination shall be conclusive and binding upon all persons. The Plan
Administrator shall have all powers necessary or appropriate to accomplish its duties under the Plan.

      2.2 Information from Corporation. The Corporation and each Affiliate shall supply full and timely information to the Plan Administrator on all matters as may be required properly to administer the Plan. The Plan Administrator may rely upon the correctness of all such information as is so supplied and shall have no duty or responsibility to verify such information. The Plan Administrator shall also be entitled to rely conclusively upon all tables, valuations, certifications, opinions and reports furnished by any actuary, accountant, controller, counsel or other person employed or engaged by the Plan Administrator with respect to the Plan.

      2.3 Investments. The Plan Administrator shall determine, in its sole discretion, whether, and if so, to what extent, contributions made to the Plan on behalf of a Participant shall be invested in the funds selected by the Corporation. In its discretion, the Plan Administrator may (i) hold contributions as part of its general assets and/or (ii) invest contributions in investments other than the funds selected by the Corporation.

                                    ARTICLE THREE

      3.1 Vesting of Benefits. In the event of the Participant=s termination of employment for any reason other than termination "for cause" as defined in Paragraph 8.02, the Retirement Account balance attributable to Corporate Contributions under Paragraph 1.02 and investment earnings or losses thereon, will be vested pursuant to the vesting schedule attached hereto as Exhibit B.

                                    ARTICLE FOUR

      4.1 Investment Earnings or Losses on Deferred Amounts. The Corporation hereby agrees that it will credit the Participant=s Retirement Account in an amount equal to the investment earnings or losses attributable to such Participant=s Retirement Account. The amount actually credited to the Participant=s Retirement Account shall be determined at the sole discretion of the Plan Administrator as provided herein, regardless of whether the contributions are actually invested as directed by the Corporation. If any federal, state or local tax is imposed on the Corporation or any Affiliate, attributable to investment earnings on any such fund, then the amount of such tax shall be charged to the Participant=s Retirement Account.

      4.2 Investment of Accounts Credited to Deferred Compensation Account. While this Agreement is an unfunded agreement to provide the participant with deferred compensation, the Corporation shall nevertheless hold and/or invest all amounts credited to the Participant=s Deferred Compensation Account as it sees fit in its sole discretion, including but not limited to the descriptions in paragraphs 4.03 through 4.05.

      4.3 Types of Investments. The Corporation may utilize and/or invest all or part of the amounts credited to the Participant=s Deferred Compensation Account in any manner in its absolute discretion, including but not limited to life insurance, mutual funds, stocks, bonds, certificates of deposit, interest bearing accounts, etc., including all costs, premiums and fees associated therewith. The Corporation makes no representations or guarantees regarding any return on the investments made by the Corporation, and the Participant agrees to assume all risk in connection with any decrease in value of the funds which are invested or which continue to be invested in accordance with this Agreement.

      4.4 Life Insurance. Any policy of life insurance acquired hereunder, if any, or other investment made in accordance with this Agreement shall be in such amounts and contain such terms as the Corporation, in its sole and absolute discretion, shall determine. For example, all or any amounts credited to the Participant=s Deferred Compensation Account may be treated as used, but shall not be required to be used, to pay premiums on any life insurance policy on the Participant=s life ("the policy") which may be used to reimburse the Corporation for all or part of the Deferred Compensation to be made pursuant to this Agreement. Any such policy may be in such face amount and contain such terms as the Corporation may determine in its sole discretion. Provided, however, that the Corporation shall be under no obligation to purchase any life insurance policy or make any investments with any amounts credited to the Participant=s Deferred Compensation Account. Nothing contained in this Agreement shall be construed to alter, abridge, or in any manner affect the rights and privileges of the Participant in any split-dollar endorsement agreement entered into by the Participant and the Corporation.

      4.5 Rights of Participant. It is expressly agreed and understood that the Participant shall have no right to any amounts associated with the Deferred Compensation Account established by the Corporation in the name of the Participant until and unless all terms and conditions of this Agreement are satisfied. The parties hereto specifically acknowledge that the Participant=s Deferred Compensation account is merely a book reserve maintained by the Corporation, and the amounts, if any, eventually to be payable by the Corporation as deferred compensation to the Participant under this Agreement, and the manner and extent of, and conditions on, of the Corporations= obligations to pay such amounts are set forth in Article Five below.

                                    ARTICLE FIVE

      5.1 Retirement Benefit. From and after the retirement of the Participant from the service of the Corporation or an Affiliate, upon reaching his or her Normal Retirement Date, the Corporation shall thereafter pay to the Participant, his or her Accrued Benefit. Such benefit shall be payable in monthly installments for the lifetime of the Participant with a minimum guaranteed number of monthly installments of two-hundred forty (240). The amount of each monthly installment shall be determined at the sole discretion of the Plan Administrator based on the value of the Participant=s Accrued Benefit at the date of retirement and on prevailing interest rates at that time. Such payments shall commence as of the first day of the first month following the Participant=s attaining age 65. In the event the Participant does not retire upon attaining age 65, the Participant shall have the option to defer receiving payments until the first day of the first month following the Participant=s actual retirement date.

      5.2 Accelerated Payments. The Plan Administrator may make payment of all or a part of the Participant=s Retirement Account balance before any payments would otherwise be due, if the Plan Administrator determines that a Participant has or will receive income under the Plan for federal income tax purposes with respect to amounts that are or will be payable under the Plan before they are to be paid to the Participant. Such determination shall be based on a change in the federal tax or revenue laws, a published ruling or similar announcement issued by the Internal Revenue Service, a regulation issued by the Secretary of the Treasury, a decision by a court of competent jurisdiction involving a Participant or a beneficiary, or a closing agreement made under 7121 of the Code that is approved by the Internal Revenue Service and involves a Participant. In the event any such accelerated payment is determined to be necessary, all Participants will receive such accelerated payments in the same form of distribution.

      5.3 Early Retirement. If the Participant retires from employment with the Corporation before his or her Normal Retirement Date, the Participant shall receive his vested Accrued Benefit. Such benefit shall be payable in monthly installments for the lifetime of the Participant with a minimum guaranteed number of monthly installments of two-hundred forty (240). The amount of each monthly installment shall be determined at the sole discretion of the Plan Administrator based on the value of the Participant=s Accrued Benefit at the date of retirement and on prevailing interest rates at that time. Such payments shall commence as of the first day of the first month following the Participant=s retirement.

                                     ARTICLE SIX

      6.1 Disability Retirement Benefit. The Participant shall be entitled to receive payments hereunder prior to his or her Normal Retirement Date if it is determined by a duly licensed physician selected by the Corporation that, because of ill health, accident, or disability, the Participant is no longer able properly and satisfactorily to perform his or her regular duties as an employee. If the Participant=s employment is terminated pursuant to this paragraph, the benefit payable hereunder shall be the vested value of the Participant=s accrued benefit on the date of the physician=s disability determination. The Disability Retirement Benefit payable under this Article shall be distributed in monthly installments for the lifetime of the Participant with a minimum guaranteed number of monthly installments of two-hundred forty
(240). Such payments shall commence as of the first day of the first month following the determination of disability.

                                    ARTICLE SEVEN

      7.1 Death Benefit Prior to Commencement of Benefits. In the event of the Participant=s death while in the employment of the Corporation or an Affiliate and prior to commencement of benefit payments, no benefits of any kind shall be payable under the terms of this Agreement.

      7.2 Death Benefit After Commencement of Retirement Benefits. In the event of the Participant=s death after the commencement of benefit payments, but prior to the completion of all such payments due and owing hereunder, the Corporation shall continue to make such payments, in installments over the remainder of the period specified in Article Five or Article Six hereof that would have been applicable to the Participant had he or she survived. Such continuing payments shall be made to the Participant=s designated beneficiary in accordance with the last such designation received by the Corporation from the Participant prior to his or her death. If no such designation has been received by the Corporation, such payments shall be made to the Participant=s surviving legal spouse. If such spouse dies before receiving all payments to which he or she is entitled hereunder, then payments shall continue, for the remainder of the payment period, to such person or persons, including his or her estate, as he or she may designate in the last beneficiary designation received by the Corporation from such spouse prior to his or her death. If the Participant is not survived by a legal spouse, or if such spouse shall fail to so appoint, then said payments shall be made to the then living children of the Participant, if any, in equal shares. If there are no surviving children, the payments will be made to the estate of the later to die of the Participant and (if any) his or her legal spouse. Such continuing payments shall commence as of the first day of the first month following the Participant=s death.

                                    ARTICLE EIGHT

      8.1 Termination Benefits. In the event of the Participant=s termination of employment with the Corporation or an Affiliate, for any reason other than disability, retirement, death, or termination for cause, the Corporation shall pay to the Participant a Termination Benefit as if he or she had retired on the date of termination. The amount payable shall be equal to the vested Accrued Benefit at the date of termination, pursuant to the vesting schedule attached hereto as Exhibit B, and shall be paid in accordance with the provisions of Article Five.

      8.2 Termination for Cause. Termination "for cause" shall mean (i) conviction of robbery, bribery, extortion, embezzlement, fraud, grand larceny, burglary, perjury, income tax evasion, misapplication of company funds, false statements in violation of 18 U.S.C. Sec. 1001, and any other felony that is punishable by a term of imprisonment of more than one year, or (ii) any breach of the participant=s duty of loyalty to the corporation, any acts of omission in the performance of his or her company duties not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction in the performance of his or her company duties form which the participant derived an improper personal benefit. In the event the Participant=s employment is terminated for cause, no benefits of any kind will be due or payable under the terms of this Agreement and all rights under the Agreement of the Employee, his or her designated beneficiary, executors, or administrators, or any other person, to receive payments thereof shall be forfeited.

                                    ARTICLE NINE

      9.1 Beneficiary Designation. The Participant shall have the right, at any time, to submit in substantially the form attached hereto as Exhibit C, a written designation of primary and secondary beneficiaries to whom payment under this Plan shall be made in the event of his or her death prior to complete distribution of the benefits payable. Each beneficiary designation shall become effective only when receipt thereof is acknowledge in writing by the Corporation. The Corporation shall have the right, in its sole discretion, to reject any beneficiary designation which is not in substantially the form attached hereto as Exhibit C. Any attempt to designate a beneficiary, otherwise than as provided in this Article, shall be ineffective.

                                     ARTICLE TEN

      10.1 No Trust Created. Nothing contained in this Plan, and no action taken pursuant to its provisions by any person shall create, or be construed to create, a trust of any kind, or a fiduciary relationship between the Corporation and any other person.

      10.2 Benefits Payable Only From General Corporate Assets. (a) Payments to the Participant or any beneficiary hereunder shall be made from assets which shall continue, for all purposes, to be part of the general, unrestricted assets of the Corporation; no person shall have any interest in any such asset by virtue of any provision of this Plan. The Corporation=s obligation hereunder shall be an unfunded and unsecured promise to pay money in the future. To the extent that any person acquires a right to receive payments from the Corporation under the provisions hereof, such right shall be no greater than the right of any unsecured general creditor of the Corporation; no such person shall have or acquire any legal or equitable right, interest or claim in or to any property or assets of the Corporation. (b) In the event that, in its discretion, the Corporation purchases an insurance policy or policies insuring the life of a Participant (or any other property), to allow the Corporation to recover or meet the cost of providing benefits, in whole or in part, hereunder, no Participant or beneficiary shall have any rights whatsoever therein or in the proceeds therefrom. The Corporation shall be the sole owner and beneficiary of any such insurance policy or property and shall possess and may exercise all incidents of ownership therein. However, nothing contained in this Agreement shall be construed to alter, abridge, or in any manner affect the rights and privileges of the Participant in any split-dollar endorsement agreement entered into by the Participant and the Corporation.

      10.3 No Contract of Employment. Nothing contained herein shall be construed to be a contract of employment for any term of years, nor as conferring upon the Participant the right to continue to be employed by the Corporation in his or her present capacity or in any capacity. It is expressly understood that this Plan relates to the payment of deferred compensation for the Participant=s services, payable after termination of his or her employment with the Corporation, and is not intended to be an employment contract.

      10.4 Benefits Not Transferable. No Participant or beneficiary under this Plan shall have any power or right to transfer, assign, anticipate, hypothecate or otherwise encumber any part of all of the amounts payable hereunder. No such amounts shall be subject to seizure by any creditor of any such Participant or beneficiary, by a proceeding at law or in equity, nor shall such amounts be transferable by operation of law in the event of bankruptcy, insolvency or death of the Participant or beneficiary. Any such attempted assignment shall be void.

      10.5 Corporate Reorganization. If the Corporation elects to merge or consolidate into or with another corporation, or reorganize, or sell substantially all of its assets to another corporation, firm, or person, the Corporation shall endeavor to have such succeeding or continuing corporation, firm, or person assume and discharge the obligations of the Corporation under this Plan. Upon the occurrence of such event, the term ACorporation@ as used in this agreement shall be deemed to refer to such successor or survivor corporation. Should the successor of the Corporation refuse to assume these obligations, then this agreement shall be deemed terminated as of the date of the merger or consolidation and the Corporation shall establish a reserve upon such terms and in such amounts as its Board of Directors deems reasonable in its sole discretion for the purpose of paying the vested Accrued Benefit to the Participant under the terms and conditions specified under Article Five hereof.

                                   ARTICLE ELEVEN

      11.1 Claim Procedure. A person who believes that he or she is being denied a benefit to which he or she is entitled under the Plan (hereinafter referred to as a "Claimant") may file a written request for such benefit with the Plan Administrator, setting forth his or her claim. The request must be addressed to the Plan Administrator at its then principal place of business.

      11.2 Claim Decision. Upon receipt of a claim, the Plan Administrator shall advise the Claimant that a reply will be forthcoming within 90 days and the Plan Administrator shall, in fact, deliver such reply within such period. The Plan Administrator may, however, extend the reply period for an additional 90 days for reasonable cause. If the claim is denied in whole or in part, the Plan Administrator shall adopt a written opinion, using language calculated to be understood by the Claimant, setting forth:

      i.    The specific reason or reasons for such denial;
      ii. Specific reference to pertinent provisions of this plan on which such denial is based;
      iii. A description of any additional material or information necessary for the Claimant to perfect his or her claim and an explanation why such material or such information is necessary;
      iv. Appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review; and
      v.    The  time  limits  for  submitting   additional   information  under
            subsection iii and for requesting a review under subsection iv hereof.

      11.3 Request for Review. Within 60 days after receipt by the Claimant of the written opinion described above, the Claimant may request in writing that the Corporation review the Plan Administrator=s determination. Such request must be addressed to the Secretary of the Corporation at its then principal place of business. The Claimant or his or her duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration by the Corporation. If the Claimant does not request a review of the determination within such 60 day period, he or she shall be barred and estopped from challenging the determination.

      11.4 Review the Decision. Within 60 days after the Corporation=s receipt of a request for review, it will review the Plan Administrator=s determination. After consideration all materials presented by the Claimant, the Corporation will render a written opinion, written in a manner calculated to be understood by the Claimant, setting forth the specific reasons for the decision and containing specific references to the pertinent provisions of this Plan on which the decision is based. If special circumstances require that the 60 day time period be extended, the Corporation will so notify the Claimant and will render the decision as soon as possible, but no later than 120 days after receipt of the request for review.

                                   ARTICLE TWELVE

      12.1 Arbitration. Any controversy relating to a claim arising out of or relating to this Plan, including, but not limited to claims for benefits due under this Plan, claims for the enforcement of ERISA, claims based on the federal common law of ERISA, claims alleging discriminatory discharge under ERISA, claims based on state law, and assigned claims relating to this Plan, shall be settled by arbitration in accordance with the then current Employee Benefit Claims Arbitration Rules of the American Arbitration Association (the "AAA") or any successor rules which are hereby incorporated into the Plan by this reference; provided, however, both the Corporation and the Participant shall have the right at any time, prior to submitting the claim or controversy to arbitration, to seek equitable relief in court without submitting the issue to arbitration.

      12.2 Exhaustion of Administrative Remedy. Neither the Participant (or his or her beneficiary) nor the Plan may be required to submit such claim or controversy to arbitration until the Participant (or his or her beneficiary) has first exhausted the Plan=s initial appeals procedures set forth in Article Eleven. However, if the Participant (or his or her beneficiary) and the Corporation agree to do so, they may submit the claim or controversy to arbitration at any point during the process of the dispute.

      12.3 Costs. The Corporation will bear all costs of an arbitration, except that the Participant will pay the filling fee set by the AAA and the arbitrator shall have the power to apportion among the parties expenses such as pre-hearing discovery, travel, experts= fees, accountants= fees, and attorneys= fees except as otherwise provided herein. The decision of the arbitrator shall be final and binding on all parties, and judgment on the arbitrator=s award may be entered in any court of competent jurisdiction.

      12.4 Statute of Limitations. If there is a dispute as to whether a claim is subject to arbitration, the arbitrator shall decide that issue. The claim must be filed with the AAA within the applicable statute of limitations period. The arbitrator shall issue a written determination sufficient to ensure consistent application of the Plan in the future.

      12.5 Place of Hearing and Selection of Arbitrator. Any arbitration will be conducted in accordance with the following provisions, notwithstanding the Rules of the AAA. The arbitration will take place in a neutral location within the metropolitan area in which the Participant was or is employed by the Corporation. The arbitrator will be selected from the attorney members of the Commercial Panel of the AAA who reside in the metropolitan area where the arbitration will take place and have at least 5 years of ERISA experience. If an arbitrator meeting such qualifications is unavailable, the arbitrator will be selected from the attorney members of the National Panel of Employee Benefit Claims Arbitrators established by the AAA.

      12.6 Discovery. In any such arbitration, each party shall be entitled to discovery of any other party as provided by the Federal Rules of Civil Procedure then in effect; provided, however, that discovery shall be limited to a period of 60 days. The arbitrator may make orders and issue subpoenas as necessary. The arbitrator shall apply ERISA, as construed in the federal Circuit in which the arbitration takes place, to the interpretation of the Plan and the Federal Arbitration Act to the interpretation of this arbitration provision.

                                  ARTICLE THIRTEEN

      13.1 Amendment. This Plan may be amended or terminated by the Corporation at any time, without notice to or consent of any person, pursuant to resolutions adopted by its Board of Directors. Any such amendment or termination shall take effect as of the date specified therein and, to the extent permitted by law, may have retroactive effect. However, no such amendment or termination shall reduce
(i) the amount then credited to the Participant=s Retirement Account, or (ii) his or her vested percentage under paragraph 3.01. If the Plan is terminated, benefits will be distributed in accordance with Article Five, as if the termination date were the Participant=s Normal Retirement Date. Any other provision of this Plan to the contrary notwithstanding, the Plan may be amended by the Corporation at any time, and retroactively if required to the extent that, in the opinion of the Corporation, such amendment shall be necessary in order to ensure that the Plan will be characterized as a plan maintained for a select group of management or highly compensated employees, as described in Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, or to conform the Plan to the requirements of any applicable law, including ERISA and the Code. No such amendment shall be considered prejudicial to any interest of a Participant or beneficiary hereunder.

                                  ARTICLE FOURTEEN

      14.1 Notice. Any notice, consent or demand required or permitted to be given under the provisions of this Plan shall be in writing , and shall be signed by the party giving or making the same. If such notice, consent or demand is mailed, it shall be sent by United States certified mail, postage prepaid, addressed to the addressee=s last known address as shown on the records of the Corporation. The date of such mailing shall be deemed the date of notice, consent or demand. Any person may change the address to which notice is to be sent by giving notice of the change of address in the manner aforesaid.

                                   ARTICLE FIFTEEN

      15.1 Facility of Payment. If a distribution is to be made to a minor, or to a person who is otherwise incompetent, then the Plan Administrator may, in its discretion, make such distribution (i) to the legal guardian, or if none, to a parent of minor payee with whom the payee maintains his or her residence, or
(ii) to the conservator or committee or, if none, to the person having custody of an incompetent payee. Any such distribution shall fully discharge the Plan Administrator, the Corporation and Plan from further liability on account thereof.

                                   ARTICLE SIXTEEN

      16.1 Board Authority. The Board of Directors shall have full power and authority to interpret, construe, and administer this Agreement and the Board=s interpretations and constructions thereof, and actions thereunder, including any valuation of the Deferred Compensation Account or the amount or recipient of the payment to be made therefrom, shall be binding and conclusive on all persons for all purposes, subject to the terms and conditions of Article Twelve. No member of the Board of Directors shall be liable to any person for any action taken or admitted in connection with the interpretation and administration of this Agreement unless attributable to their willful misconduct or lack of good faith.

                                  ARTICLE SEVENTEEN

      17.1 Governing Law. The Plan and the right and obligations of all persons hereunder shall be governed by and construed in accordance with the laws of the State of Indiana other than its laws regarding choice of law, to the extent that such state law is not preempted by federal law.

      IN WITNESS WHEREOF, the Corporation has executed this Plan as of the day and year above first written.


ATTEST:
                                    By:
                                    Title:

                                      EXHIBIT A

                             DEFERRED COMPENSATION PLAN

                               PARTICIPATION AGREEMENT


Name of Participant:

Effective Date of Participation:                , 20

The Board of Directors and the undersigned Plan Administrator have designated the undersigned employee as a Participant in the above Plan. In consideration of his/her designation as a Participant, the undersigned employee hereby agrees and acknowledges as follows:

1.    That he/she has received a copy of the Plan, as currently in effect;

2. That he/she agrees to be bound by all of the terms and conditions of the Plan, and to perform any and all acts required from him/her thereunder;

3. That he/she has the right to designate the beneficiary or beneficiaries, and thereafter to change the beneficiary or beneficiaries, of any death benefit payable under the Plan, by completing and delivering to the Corporation a Beneficiary Designation in the form specified by the Plan Administrator.



IN WITNESS WHEREOF, this Agreement has been executed by the parties this _____ day of _________________, 20___.


            Witness                                   Employee

                                           By:
            Witness                             Its Duly Authorized Officer

                                      EXHIBIT B

                             DEFERRED COMPENSATION PLAN

                                  VESTING SCHEDULE


      The Participant=s Accrued Benefit shall vest based upon the period of time the Participant has been employed with the Corporation, measured as of the anniversary date of the Participant=s commencement of employment with the
Corporation:


      Up to the day before the 2nd anniversary                               20%

      From the 2nd anniversary to the day before the 4th anniversary         40%

      From the 4th anniversary to the day before the 6th anniversary         60%

      From the 6th anniversary to the day before the 8th anniversary         80%

      From the 8th anniversary on                                           100%


This schedule shall not apply in the event the Participant=s employment is terminated for cause, as stated in Paragraph 8.02 of the Agreement.

                                      EXHIBIT C
                              NOMINATION OF BENEFICIARY
      TO:   Heartland   Community   Bank,   (hereinafter   referred  to  as  the
"Corporation") I, , in accordance with the rights granted to me in the Deferred Compensation Plan agreement, between me and the Corporation, do hereby nominate as Beneficiary thereunder to receive payments thereunder in the event of my death:

      Primary Beneficiary:
      Relationship:

      1st Contingent Beneficiary:
      Relationship:

I further reserve the privilege of changing the Beneficiary herein named at any time or times without the consent of any such beneficiary. This nomination is made upon the following terms and conditions:

1. The word "Beneficiary" as used herein shall include the plural, Beneficiaries, wherever the Agreement permits. 2. For purposes of this Beneficiary Designation, no person shall be deemed to have survived the participant if that person dies within thirty (30) days of the Participant=s death. 3. Beneficiary shall mean the Primary Beneficiary if such Primary Beneficiary survives the participant by at least thirty (30) days, and shall mean the 1st Contingent Beneficiary if the Primary Beneficiary does not survive the participant by at least thirty (30) days. 4. If the Primary Beneficiary shall be deceased on any annual payment date provided in said Agreement, any and all remaining annual payments shall be payable to the 1st Contingent Beneficiary unless the executors or administrators of said deceased Beneficiary are named as Primary Beneficiary hereinabove. 5. If more than one Beneficiary is named within the same class (i.e., Primary or 1st Contingent), then annual payments shall be made equally to such Beneficiaries unless otherwise provided hereinabove. If any such Beneficiary dies while receiving annual payments under said Agreement, any and all remaining payments shall continue to be made to the surviving Beneficiaries of such class and to the legal heirs of the deceased Beneficiary, which legal heirs shall receive the amount which was being received by said deceased Beneficiary. If all of the Beneficiaries of a class shall die, any and all remaining payments shall be made to the next class of Beneficiaries, as provided under Paragraph 4 above. 6. If none of the Beneficiaries named hereinabove are living on any said annual payment date, any and all remaining payments shall be made to my executors or administrators, or upon their written request, to any person or persons so designated by them. 7. If any such annual payments shall be payable to any trust, the Corporation shall not be liable to see to the application by the Trustee of any payment hereunder at any time, and may rely upon the sole signature of the Trustee to any receipt, release or waiver, or to any transfer or other instrument to whomsoever made purporting to affect this nomination or any right hereunder.

      This nomination cancels and supersedes any Nomination of Beneficiary heretofore made by me with respect to said Agreement and the right to receive payments thereunder.

Dated:                              Participant:
Received this _____ day of ______________, 20___By:

EXHIBIT 10.4


                             Split-Dollar Endorsement Agreement

      THIS AGREEMENT, made and entered into this 1st day of January, 2001, by and between the Heartland Community Bank, (hereinafter referred to as the "Corporation"), a Corporation organized and existing under the laws of the State of Indiana, and Steven L. Bechman (hereinafter referred to as the "Employee").

      WHEREAS, the Employee has performed his duties in an efficient and capable manner; and WHEREAS, the Corporation is desirous of retaining the services of the Employee; and WHEREAS, the Corporation is desirous of assisting the Employee in paying for life insurance on his own life; and
      WHEREAS, the Corporation has determined that this assistance can best be provided under a "split-dollar" arrangement; and WHEREAS, the Corporation and the Employee have applied for Insurance
Policy No. 1Y200102 (the "Policy") issued by the New England Financial Life Insurance Company ("New England Financial") on the Employee's life; and
      WHEREAS, it is now understood and agreed that this split-dollar agreement is to be effective as of the date on which the Policy was issued by "New England Financial".
      NOW, THEREFORE, for value received and in consideration of the mutual covenants contained herein, the parties agree as follows:

                                         ARTICLE I
                                       "Definitions"

For purposes of this Agreement, the following terms will have the meanings set forth below:

      1. "Cash Surrender Value of the Policy" will mean the Cash Value of the Policy; plus any dividends and/or earnings added hereto; and less any Policy Loan Balance.
      2. "Cash Value of the Policy" will mean the cash value as calculated according to the provisions of the Policy.
      3. "Corporation's Interest in the Policy" will be defined in Articles IV and V. 4. "Current Loan Value of the Policy" will mean the Loan Value of the Policy reduced by any outstanding Policy Loan Balance.
      5. "Loan Value of the Policy" will mean the amount which with loan interest and Monthly Deductions for the Cost of Insurance, plus any applicable Surrender Charge, will equal the Cash Value of the Policy on the next loan interest due date.
      6. "Policy Loan Balance" at any time will mean policy loans outstanding plus interest accrued to date.

                                         ARTICLE II
                                "Allocation of Gross Premium"

The Corporation will pay all premiums on the Policy when due, according to the Schedule of Premiums in the Policy.

                                        ARTICLE III
                                    "Payment of Premiums"

Any premium or portion thereof which is payable by the Employee under any Article of the Agreement may at the election of the Employee be deducted from the cash compensation otherwise payable to him and the Corporation agrees to transmit that premium or portion, along with any premium or portion thereof payable by it, to the Insurance Company on or before the premium due date.

                                         ARTICLE IV
                                   "Rights in the Policy"

The Employee will have the sole right to designate the beneficiary for a specified amount of the death proceeds of the Policy. The Corporation will have and may exercise, except as limited hereinafter, all ownership rights in the Policy. The Corporation will not without the written consent of the Employee assign its rights in the Policy, other than for the purpose of obtaining a loan against the Policy, to anyone other than the Employee. The Corporation will not take any action in dealing with the Insurance Company that would impair any right or interest of the Employee in the Policy. The Corporation will have the right to borrow from the Insurance Company, and to secure that loan by the Policy, an amount which together with the unpaid interest accrued thereon, will at no time exceed the lesser of (a) the Corporation's Interest in the Policy and
(b) the Loan Value of the Policy.

During the Employee's life time "The Corporation's Interest In The Policy" will mean, at any time at which the value of such interest is to be determined under this Agreement, the Cash Value of the Policy at such time, reduced by any then outstanding Policy Loan Balance with respect to any loans made or charged automatically against the Policy by the Corporation.

ARTICLE  V
                             "Rights to the Proceeds at Death"

Upon the death of the Employee while this Agreement is in force, the Employee's beneficiary as named in the policy will be entitled to receive from the Policy proceeds an amount equal to three (3) times the Employee's base salary as of the first day of January preceding the Employee's date of death. The remainder of the Policy Proceeds will be paid to the Corporation. Within 60 days after the death of the Employee, the Corporation will provide to "New England Financial" a written statement indicating the amount of the Policy proceeds the Employee's beneficiary is entitled to receive.

                                         ARTICLE VI
                                 "Termination of Agreement"

This Agreement may be terminated at any time while the Employee is living by written notice thereof by either the Corporation or the Employee to the other; and, in any event, this Agreement will terminate upon termination of the Employee's employment.

                                        ARTICLE VII
                                     "Plan Management"

For  purposes  of the  Employee  Retirement  Income  Security  Act of 1974,  the
Corporation will be the "Named Fiduciary" and Plan Administrator of the split-dollar life insurance plan for which this Agreement is hereby designated the written plan instrument. The Corporation's board of directors may authorize a person or group of persons to fulfill the responsibilities of the Corporation as Plan Administrator. The Named Fiduciary or the Plan Administrator may employ others to render advice with regard to its responsibilities under this Plan. The Named Fiduciary may also allocate fiduciary responsibilities to others and may exercise any other powers necessary for the discharge of its duties to the extent not in conflict with the Employee Retirement Income Security Act of 1974.


                                        ARTICLE VIII
                                     "Claims Procedure"

(1) Filing claims. Any insured, beneficiary or other individual (hereinafter "Claimant") entitled to benefits under the Plan or under the Policy will file a Claim request with the Plan Administrator with respect to benefits under the Plan and with "New England Financial", with respect to benefits under the Policy. The Plan Administrator will, upon written request of a Claimant, make available copies of any claim forms or instructions provided by "New England Financial" or advise the Claimant where such forms or instructions may be obtained. (2) Notification to Claimant. If a claim request is wholly or partially denied, the Plan Administrator will furnish to the Claimant a notice of the decision within 90 days in writing and in a manner calculated to the understood by the Claimant, which notice will contain the following information:
      (a)   The specific reason or reasons for the denial;
      (b) Specific reference to the pertinent Plan provisions upon which the denial is based;
      (c) A description of any additional material or information necessary for the Claimant to perfect the Claim and an explanation of why such material or information is necessary; and
      (d) An explanation of the Plan's claims review procedure describing the steps to be taken by a Claimant who wishes to submit his claim for review. (3) Review Procedure. A Claimant or his authorized representative may with respect to any denied claim:
      (a) Request a review upon written application filed within 60 days after receipt by the Claimant of notice of the denial of his claim;
      (b)   Review pertinent documents; and
      (c)   Submit issues and comments in writing
Any request or submission will be in writing and will be directed to the Named Fiduciary (or his designee). The Named Fiduciary (or its designee) will have sole responsibility for the review of any denied claim and will take all steps appropriate in the light of its findings. (4) Decision on Review. The Named Fiduciary (or its designee) will render a decision upon review of a denied claim within 60 days after receipt of a request for review. If special circumstances warrant additional time, the decision will be rendered as soon as possible, but not later than 120 days after receipt of request for review. Written notice of any such extension will be furnished to the Claimant prior to the commencement of the Extension. The decision on review will be in writing and will include specific reasons for the decision, written in a manner calculated to be understood by the Claimant, as will as specific references to the pertinent provisions of the Plan on which the decision is based. If the decision on review is not furnished to the Claimant within the time limits prescribed above, the claim will be deemed denied on review.

                                         ARTICLE IX
                                  "Satisfaction of Claim"

The Employee rights and interests, and rights and interests of any person taking under or through him, will be completely satisfied upon compliance by the Corporation with the provisions of the Agreement.

                                         ARTICLE X
                                 "Amendment and Assignment"

This Agreement may be altered, amended or modified, including the addition of any extra policy provisions, by a written instrument signed by the Corporation and the Employee. Either party may, subject to the limitations of Article IV, assign its interest and obligations under this Agreement, provided, however, that any assignment will be subject to the terms of this Agreement.



                                         ARTICLE XI
                                   "Possession of Policy"

The Corporation will keep possession of the Policy. The Corporation agrees from time to time to make the policy available to the Employee or to "New England Financial" for the purpose of endorsing or filing any change of beneficiary on the Policy but the Policy will promptly be returned to the Corporation.

                                        ARTICLE XII
"Governing Law"

This Agreement sets forth the entire Agreement of the parties hereto, and any and all prior agreements, to the extent inconsistent herewith, are hereby superseded. This Agreement will be governed by the laws of the State of Indiana.

                                        ARTICLE XIII
                                      "Interpretation"

Where appropriate in this Agreement, words used in the singular will include the plural and words used in the masculine will include the feminine.



      IN WITNESS WHEREOF, the parties have hereunto set their hand and seals, the Corporation by its duly authorized officer, on the day and year first above written.


                                          ------------------------------------
                                          Employee

                                          -------------------------------------
                                          Officer

March 18, 2002



Dear Shareholders and Friends:

Although Heartland Bancshares Inc. grew its total assets by nearly 15% in 2001, it was a disappointing year for the Board of Directors and Management. Heartland recorded net income of $529,000 for 2001 compared to $751,000 for 2000. Asset quality continued to impact the earnings of the Bank through increased loan loss provision. A combination of poor underwriting decisions and a weakening economy contributed to the increased level of loan problems. The Board and Senior Management have made a commitment to improve the lending process in the Bank, including hiring Eric Johnson this month to be our Chief Credit Officer, to oversee the entire lending function.

The year was challenging for management with eleven rate cuts by the Federal Reserve and the attack on America on September 11. The decline in our net interest margin from 4.58% for the year ended December 31, 2000 to 4.43% for the year ended December 31, 2001 was driven by the rate cuts as the majority of Heartland's assets quickly repriced downward as the discount rate declined. Still, net interest income increased by more than 24% from $6,129,000 in 2000 to $7,620,000 in 2001. Gross Loans increased 10.5% from $133 million at December 31, 2000 to $147 million at December 31, 2001 and accounted for the majority of the increase in interest income.

Increased non-interest income was a bright spot in 2001, increasing 108.1% from $767,000 in 2000 to $1,596,000 in 2001. Deposit fees and service charges and brokered mortgage loan fees were the biggest contributors to the increase.

A decision at mid-year 2000 to establish a full-service mortgage department paid off in 2001. Over $48 million of mortgage loans were originated with the majority being sold into the secondary market through a variety of investors. The fees generated from this activity increased from $81,000 in 2000 to $535,000 in 2001. The new home construction industry and existing home sales in our market continue to be near the top in the state. We feel we have one of the most respected mortgage departments in the county, which will continue to provide revenue from home sales when refinancings slow.

Our full-service investment department showed nearly a 25% increase in commissions earned over the previous year. This came in a year when investors were cautious, the stock market was uncertain and many investors retreated to the safety of FDIC insured deposits. Our investment representatives have worked hard to earn the trust and respect of their clients during 2001, which we expect to provide long-term benefits.

Non-interest expenses increased during the last half of the year as a result of the opening of the new Operations Center located adjacent to the Franklin office. The 12,500 square foot facility is leased and houses loan and deposit operations, as well as the mortgage and commercial loan departments. It was a much-needed expansion and is home to nearly 50 employees. Even with the added overhead, the efficiency ratio remained under 60% at 58.8% for the year ended December 31, 2001. The new facility is expected to support additional growth for many years.

To help support growth, Heartland completed the issuance of $5 million gross proceeds in Trust Preferred Securities in December 2001. Heartland immediately contributed $2 million into the Bank, improving the Bank's Tier 1 equity to asset ratio to 8.43% at December 31, 2001. Although the Trust Preferred Securities are similar in many respects to long-term debt, the Federal Reserve Bank allows a portion to be counted as Tier 1 Capital and the remainder as Tier 2 capital. The new funds will support future growth without diluting the ownership of existing shareholders in the manner that a common stock issuance would.

The Corporation is still not in a position to pay a cash dividend, but did issue a 5% stock dividend in November, for the second consecutive year. Comparing the stock price at December 31, 2000 of $7.94 per share to the December 31, 2001 stock price of $7.80 per share, there was an appreciation of 3.15%, when the dividend is considered.

Our market share of deposits continues to increase. A report published by the FDIC shows that our share of deposits in Johnson County was 12.93% at June 30, 2001 compared to 10.34% at June 30, 2000. The same report indicates that total deposits in the county grew by 7.50% from June 30, 2000 to June 30, 2001. We feel the opportunities for continued growth in our market are good and will continue to focus our efforts in Johnson County.

We operate on the belief that when we help build a better community, we build a better bank. Our involvement in civic clubs, events, as well as, direct contributions to various charitable causes throughout the year is our way of giving back to the people and groups who have been so good to us.

Finally, we would like to thank our Board members and employees for their hard work in making this Bank one of the most trusted financial institutions in our market. With our new credit culture, new Operations Center, and additional capital, we are positioned to achieve growth and deliver continued earnings in the future. We look forward to the challenges that lie ahead in 2002.






Steve Bechman                       Jeff Goben
President & CEO                     Executive Vice President, COO, Secretary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollar amounts are in thousands, except per share data.),


SUMMARY

Heartland Bancshares, Inc. ("Heartland") is a one-bank holding company incorporated May 27, 1997. Heartland's primary asset is its wholly owned banking subsidiary, Heartland Community Bank ("the Bank"), an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 1997 and commenced banking operation December 17, 1997. Heartland's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its four offices located in Franklin, Greenwood, and Bargersville, Indiana.

At December 31, 2001, Heartland had $189,636 in total assets, an increase of $24,720 or 15% from the December 31, 2000 total of $164,916. Those assets were primarily comprised of net loans of $143,236 and securities of $17,603 at December 31, 2001 compared to December 31, 2000 totals of $129,882 and $21,749, respectively. Total deposits at December 31, 2001 were $160,991 compared to $139,220 at December 31, 2000. Total shareholders' equity was $13,263 and $12,658 at December 31, 2001 and December 31, 2000. The increase in equity was due to the comprehensive income for the year ended December 31, 2001.

The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC. Heartland is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("FRB") and is subject to its regulation, examination and supervision.

Heartland's profitability is significantly influenced by the difference between income on its loans and investments and the cost of its deposits and borrowings. This difference is referred to as the spread or net interest margin. The difference between the amount of interest earned on loans and investments and the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid.


RESULTS OF OPERATIONS

Heartland has experienced growth in loans and deposits each year since inception. Changes in interest income and interest expense between the two periods discussed relate primarily to the difference in average loans and deposits unless otherwise stated in the following discussion.

Heartland recorded net income of $529 for the year ended December 31, 2001, or $.38 per share, and net income of $751, or $.54 per share, for the year ended December 31, 2000. The decrease in net income is attributable to a higher provision for loan losses and growth of non-interest expenses, substantially offset by the growth of net interest and non-interest income.

Comprehensive income consists of net income and other comprehensive income such as unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity. Comprehensive income was $609 for the year ended December 31, 2001 compared to $1,015 for the year ended December 31, 2000.

Interest income of $14,409 was earned during the year ended December 31, 2001, compared to $12,476 for the year ended December 31, 2000 and was primarily generated from securities and loans. The increase is primarily due to the increase in average loans and securities outstanding during the year and secondarily due to increases in yields earned on securities. Decreases in the yields earned on loans and short-term investments partially offset the increase in interest income. Overall, the average yield on earning assets declined 96 basis points to 8.37% for 2001 from 9.33% for 2000.

Interest expense of $6,789 was incurred during the year ended December 31, 2001 and $6,347 during the year ended December 31, 2000. Interest expense is primarily related to deposits during 2001 and 2000. The increase is primarily due to the increase in average deposits and other borrowings outstanding during the year, partially offset by the 102 basis point decrease in the average rate paid on interest bearing liabilities during 2001.

Net interest income for the year ended December 31, 2001 was $7,620 compared to $6,129 for the year ended December 31, 2000.






Note. Dollar amounts in thousands except per share data.

The following tables depict for the years ended December 31, 2001 and 2000, certain information related to Heartland's average balance sheets and its average yields on assets and costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                  Year Ended                 Year Ended
                               December 31, 2001          December 31, 2000
                             Average/      Yield/       Average/      Yield/
                              Balance       Rate         Balance       Rate
                              -------       ----         -------       ----
Interest earning assets
   Short-term investments    $  6,060       3.71%        $ 3,409        5.75%
   Taxable securities          18,586       7.34          16,435        6.79
   Non-taxable securities       1,489       4.50             669        3.74
   Loans                      145,961       8.74         113,182        9.84
                             --------                    -------
Total interest earning
 assets                      $172,096       8.37         $133,695       9.33
                             ========                    ========

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and Savings
      Deposits               $ 59,639       2.99%        $37,843        4.35%
   Time deposits               81,071       5.59          65,807        6.16
   Short-term borrowings        6,174       3.61           6,791        5.05
   Other borrowings             4,222       5.95           4,665        6.50
                             --------                    -------
Total interest bearing
 liabilities                 $151,106       4.49         $115,106       5.51
                             ========                    ========


Note. Dollar amounts in thousands except per share data.

                                                     2001        2000
                                                     ----        ----
Average yield on interest-earning assets             8.37%        9.33%
Average rate paid on interest-bearing
 liabilities                                         4.49         5.51
Net interest spread                                  3.88         3.82
Net interest margin (net interest earnings divided
 by average total interest-earning assets)           4.43         4.58
Return on average assets                              .29         .54
Return on average equity                             3.95         6.21

The decrease in the average yield on interest-earning assets and the average cost of interest bearing liabilities followed the falling interest rates in the economy during 2001.

The net interest margin decreased to 4.43% in 2001 from 4.58% in 2000. The net interest margin is calculated by dividing net interest income by average total interest earning assets. While the average cost of interest bearing liabilities actually fell slightly more than the yield on interest earning assets, the ratio of interest bearing liabilities to interest earning assets increased slightly, from 86.1% for 2000 to 87.8% for 2001 resulting in the slight decline in net interest margin.

The provision for loan losses was $2,967 for the year ended December 31, 2001 and $1,744 for the year ended December 31, 2000. Net charge-offs were $2,234 during the year ended December 31, 2001 and $442 during the year ended December 31, 2000. Non performing loans at December 31, 2001 decreased to $749 from $992 at the end of 2000. However, impaired loans increased from $521 at December 31, 2000 to $4,130 at December 31, 2001. These factors, combined with the identification of other credits that, while performing, were demonstrating weaknesses resulted in management determining that the allowance for loan losses should be increased. The allowance for loan losses was 2.32% of gross loans at December 31, 2001 compared to 2.01% at year-end 2000 and covers non-performing loans 4.5x at year-end 2001, compared to 2.7x in 2000.

Non-interest income was $1,596 for the year ended December 31, 2001 and $767 for the year ended December 31, 2000 and consists primarily of miscellaneous fees, service charges and other income. In July, 2000, Heartland expanded its mortgage lending function by adding two new loan originators. Gains related to the sale, service released, of residential real estate loans increased to $535 in 2001 from $81 in 2000, as interest rates rose and the fixed rate, residential real estate loan market improved. Net securities gains in 2001 and 2000 were $6 each year.

Salaries and benefits expense for the year ended December 31, 2001 was $3,186 compared to $2,283 for the year ended December 31, 2000. The number of full time equivalent employees was increased to maintain customer service through the rapid growth of loans and deposits. Commissions paid to mortgage loan originators and investment department representatives also increased due to higher volumes of mortgage loans originated and investment commissions generated.

Occupancy and equipment expenses of $510 and $344 were incurred during the years ended December 31, 2001 and 2000. Those expenses consist primarily of lease payments for the branch and operations facilities, depreciation and utilities expenses. Occupancy and equipment expenses increased during 2001 due to the opening of the new operations facility in September.

Data processing expense was $644 for the year ended December 31, 2001 compared to $472 for the year ended December 31, 2000. The increase in data processing expenses is correlated with the increase in loans and deposits. Many of the expenses are volume based charges. The bank also began offering Internet banking to customers, which carries a monthly fee to the data processing provider.

Professional fees increased to $260 during 2001 from $175 during 2000 due to the implementation of a mortgage loan quality control program performed by an external consulting firm, increased loan collection issues and increased legal fees.

The remaining expenses of $816 for the year ended December 31, 2001 and $655 for the year ended December 31, 2000, relate to various other items such as printing, supplies, advertising, loan expenses, postage, insurance and training. The increase is primarily due to the increase in volume of loans and deposits.

Income tax expense decreased to $304 for 2001 compared to $472 in 2000. The effective tax rate for 2001 was 36.5%, compared to 38.6% in 2000. The decrease in the effective tax rate is primarily due to the increased average balance and related interest income on non-taxable securities.

Note. Dollar amounts in thousands except per share data.

LENDING ACTIVITIES

The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts stated in thousands and percentages of loans at December 31.

                                     2001                  2000
                                       Percent of            Percent of
                              Amount   Gross loans   Amount  Gross loans
TYPE OF LOAN
Commercial loans and leases  $ 76,097      51.90%  $  63,766      48.11%
Real estate construction and
 land development              23,150      15.79      24,719      18.65
Residential mortgages
 (1-4 family homes)            24,795      16.90      21,942      16.55
Consumer                       22,594      15.41      22,122      16.69
                             --------   --------   ---------   --------
Gross loans                  $146,636     100.00%  $ 132,549     100.00%
                             ========   ========   =========   ========

COMMERCIAL LENDING. Commercial loans include loans secured by commercial real estate; and loans for business purchases, operations, inventory and lines of credit. At December 31, 2001, commercial loans totaled $76,097 or 51.90% of the Bank's total loan portfolio. Commercial loans totaled $63,766, or 48.11% of the Bank's loan portfolio at December 31, 2000. The Bank may be required during 2002 to reduce its commercial loans secured by commercial real estate by agreement with its regulatory agencies. See "Capital Adequacy".

REAL ESTATE CONSTRUCTION AND LAND DEVELOPMENT LOANS. Real estate construction and land development loans are secured by real estate and include commercial and residential construction loans and loans to develop land. At December 31, 2001, real estate construction and land development loans totaled $23,150 or 15.79% of the bank's total loan portfolio compared to $24,719 or 18.65% of the bank's total loan portfolio at December 31, 2000. The Bank may be required during 2002 to reduce these types of loans by agreement with its regulatory agencies. See "Capital Adequacy".

RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans are predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, the Bank currently originates adjustable rate first mortgage loans ("ARMs"), second mortgage loans and home equity lines of credit, also with adjustable rates. At December 31, 2001, the Bank's residential mortgage loans totaled approximately $24,795 or 16.90% of the Bank's total loan portfolio compared to $21,942 or 16.55% of the Bank's total loans at December 31, 2000.

The Bank has negotiated with third party mortgage companies an agreement whereby the Bank would receive a fee for originating fixed rate 1-4 family residential real estate mortgages. Underwriting and servicing would be the responsibility of the third party mortgage company. The bank also originates fixed rate mortgages and sells them, servicing released, to various investors. At year-end 2001, the Bank held $4,597 of such loans that had been closed and were in the process of being delivered to secondary market buyers.

CONSUMER LENDING. The Bank makes various types of consumer loans including loans to depositors secured by pledges of their deposit accounts, new and used automobile loans, and secured and unsecured personal loans. At December 31, 2001, the Bank's consumer loans totaled approximately $22,594 or 15.41% of the Bank's total loan portfolio compared to $22,122 or 16.69% of the Bank's total loans at December 31, 2000.

Note. Dollar amounts in thousands except per share data.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming assets consist of non-accrual and nonperforming loans, real estate owned (acquired in foreclosure), and other repossessed assets. Non-accrual loans include loans on which interest recognition has been suspended because they are 90 days past due as to interest or principal and loans where there is a question about the Bank's ability to collect all principal and interest. Nonperforming loans include accruing loans that are contractually past due 90 days or more as to interest or principal payments. Nonperforming assets totaled $1,143 and $1,351 at December 31, 2001 and 2000.

The provision for loan losses expense represent charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb probable incurred losses in the loan portfolio. Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by our senior management. On a monthly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the board of directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for current provisions for loan losses.

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. Management evaluates the credit quality of individual loans and borrowers and assigns a risk grade based on the various factors included in the evaluation. Loans receiving substandard risk grades are monitored regularly for repayment performance and changes in the borrowers' ability to repay the loans. These loans do not necessarily meet the definition of non-accrual or nonperforming loans and a substandard grade does not indicate that management expects a future loan loss. The outstanding balance of loans with an assigned risk grade of substandard was $16,338 and $10,120 at December 31, 2001 and 2000.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions, our own loss history, considering the fact that our growth in recent years makes our historical experience less meaningful, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date.

At December 31, 2001, the balance of the allowance for loan losses was $3,400 or 2.32% of gross loans outstanding, compared to $2,667 or 2.01% of gross loans outstanding at December 31, 2000.

Note. Dollar amounts in thousands except per share data.

DEPOSIT ACTIVITIES

The Bank offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. The Bank also obtains time deposits on a bid basis from customers or potential customers wishing to deposit amounts of at least $100. Time deposits from public entities such as state and local government entities, schools and hospitals totaled $12,349 or 7.67% of total deposits at December 31, 2001 and $14,183 or 10.19% at December 31, 2000.

Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited quarterly. Interest earned on money market demand deposit accounts is compounded and credited monthly. The interest rates on these accounts are reviewed by management of the Bank daily and adjusted as often as deemed necessary.


BANK Liquidity and Interest Rate Sensitivity

Liquidity is a measure of the Bank's ability to meet its customers' present and future deposit withdrawals and/or increased loan demand without unduly penalizing earnings. Interest rate sensitivity involves the relationship between rate sensitive assets and liabilities and is an indication of the probable effects of interest rate movements on the Bank's net interest income. The Bank manages both its liquidity and interest sensitivity through a coordinated asset/liability management program directed by the Asset Liability Committee.

Liquidity is provided by projecting loan demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements. The Bank has provided for its liquidity needs by maintaining adequate balances in money market assets, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. At December 31, 2001, the Bank had $17,603 or 9.28% of total assets in securities available-for-sale. The Bank also had $9,305 of federal funds sold and an additional $3,000 available from unused federal funds purchased agreements with two large commercial banks.

Management believes that expected deposit growth, maturing investment securities and unused borrowing sources will be adequate to meet the liquidity needs for the foreseeable future.

The Bank attempts to manage its rate sensitivity position through the use of variable-rate loans and by matching funds acquired, having a specific maturity, with loans, securities or money market investments with similar maturities. The Bank employs a variety of measurement techniques to identify and manage its exposure to changing interest rates. A simulation model is used to measure the Bank's net interest income volatility to changes in the level of interest rates, interest rate spreads, the shape of the yield curve and changing product growth patterns and investment strategies. Additionally, a rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps.

Note. Dollar amounts in thousands except per share data.

CAPITAL ADEQUACY

Heartland and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The most restrictive capital adequacy requirement in place during 2000 and 2001 was from an agreement with the Bank's regulators. In April, 2001, the Bank executed a regulatory agreement with the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions that, among other requirements, requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.50% and refrain from paying dividends to Heartland that would cause that ratio requirement to be violated, and restricts asset growth to no more than 5% per quarter. The Bank's Tier 1 Capital to total assets ratio at December 31, 2001 was 8.43% and the Bank's growth during 2001 did not exceed that allowed. See note 13 to the consolidated financial statements.

On March 11, 2002, the FDIC and DFI requested that the Bank consent to the entry by those agencies of a formal order under federal and state banking laws, under which the Bank and its Directors would be required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank's ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to Heartland that would result in the Bank's violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank's acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC regulation Part 365, in relation to its capital.

Although the Bank intends to request that the regulators revise or eliminate certain provisions of the proposed order, Heartland believes that it is likely that the restrictions described will result from the regulators' request. These restrictions may adversely affect the Bank's net interest income and net interest margin in 2002 and future periods, if the restrictions require that the Bank reduce the outstanding balances of higher-yielding types of loans. These restrictions are also likely to result in increased non-interest expense during 2002 due to increased consulting, legal, accounting, staffing and other compliance costs associated with responding to these restrictions.

Note. Dollar amounts in thousands except per share data.

PARENT COMPANY LIQUIDITY

Heartland's parent company liquidity improved during December 2001 as the result of the issuance of $5,000 of long-term subordinated debentures in connection with the issuance by its trust subsidiary of trust preferred securities (see
Note 8 to the consolidated financial statements) and the application of some of the proceeds by Heartland to retire its short term note payable. Although Heartland had approximately $2,022 of parent-company cash that would have been available at December 31, 2001, for the payment of interest and other obligations on the subordinated debentures, Heartland expects to rely upon dividends from the Bank as the primary source of its funds to meet its obligations under the subordinated debentures. At December 31, 2001, the Bank's Tier 1 capital to total assets ratio was 8.43% and it could have paid dividends of $817 without violating the capital ratio maintenance provisions of the proposed regulatory order as discussed under the "Capital Adequacy" caption above. If the Bank's Tier 1 capital to total assets ratio should fall below the proposed requirement of 8.0% or the Bank otherwise cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of its obligations in respect of the subordinated debentures, and if Heartland should not at the time of the payment obligation continue to have sufficient cash on hand to pay such obligations, Heartland would be forced to defer distributions on the subordinated debentures (which Heartland may elect to do for a period not to exceed 20 consecutive quarters without being in default thereunder) or obtain alternative sources of funds.

The restrictions may also reduce Heartland's parent-company liquidity by making it unlikely that the Bank will be a position to pay dividends to Heartland during the period of such restrictions, and Heartland may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At March 20, 2002, Heartland had sufficient liquid assets to pay the interest payable under on the subordinated debentures related to the trust preferred securities during 2002, and Heartland may elect to defer the payment of interest on such debentures for certain periods of time in any event. Heartland therefore does not expect that any new maintenance requirements with respect to the Bank's capital ratio will be material to parent-company liquidity during 2002.

Note. Dollar amounts in thousands except per share data.

SERVICE AREA

The Bank's primary service area is Johnson County, Indiana. Johnson County lies on the Southern border of Marion County and Indianapolis, Indiana. The Bank has one branch in Franklin and two in Greenwood, which are the two largest cities in the county. The Bank also operates from a fourth branch in Bargersville, Indiana. Bargersville, also in Johnson County, is approximately six miles west of Franklin and seven miles south of Greenwood.


COMMON STOCK

Heartland had 1,394,172 shares of Common Stock issued and outstanding to approximately 1,500 shareholders (including beneficial owners who held their shares in street name) on March 4, 2002. The number of shareholders of record was 164 on March 4, 2002.

The Common Stock has been quoted on the NASD Over-the-Counter Bulletin Board under the symbol HRTB since October 3, 1997. The following table sets forth the reported high and low bid prices of the Common Stock for the quarters indicated as reported on the NASD Over-the-Counter Bulletin Board. (Data is retroactively adjusted for the five percent stock dividends issued in October 2000 and November 2001).

                            High               Low

First Quarter 2000          $7.67             $5.83
Second Quarter 2000          6.97              5.50
Third Quarter 2000           8.53              6.69
Fourth Quarter 2000          9.41              6.90
First Quarter 2001           7.54              6.47
Second Quarter 2001          7.85              6.58
Third Quarter 2001           7.93              6.64
Fourth Quarter 2001          8.10              6.85

The prices quoted above represent prices between dealers and do not include adjustments for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

Heartland has not paid cash dividends since its inception and does not anticipate doing so in the foreseeable future. In October 2000 and again in November 2001, Heartland issued five percent stock dividends on all outstanding shares. Share and per share information (except market values) has been restated to give effect to those dividends.

FINANCIAL STATEMENTS

The items listed below are presented on the following pages for your review in conjunction with the foregoing discussion:

o     Report of Independent Auditors on consolidated financial statements.

o     Consolidated Balance Sheets at December 31, 2001 and 2000.

o Consolidated Statements of Income for the years ended December 31, 2001 and 2000.

o Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001 and 2000.

o Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.

o     Notes to consolidated financial statements.
o

--------------------------------------------------------------------------------







                               REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Heartland Bancshares, Inc.
Franklin, Indiana


We have audited the accompanying consolidated balance sheets of Heartland Bancshares, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland
Bancshares, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.





                                          Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 19, 2002,
except for Note 13, Capital Requirements and Other Regulatory Matters, as to which the date is March 11, 2002.

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------


                                                             2001        2000
                                                             ----        ----
ASSETS
Cash and due from banks                                    $  7,202   $  7,070
Federal funds sold                                            9,305        169
                                                           --------   --------
      Total cash and cash equivalents                        16,507      7,239

Time deposits with other financial institutions                 500          -
Securities available-for-sale                                17,603     21,749
Loans held for sale                                           4,597          -
Loans, net of allowance of $3,400 and $2,667                143,236    129,882
Premises and equipment, net                                   2,853      2,323
Federal Home Loan Bank stock                                    512        450
Accrued interest receivable and other assets                  3,828      3,273
                                                           --------   --------

                                                           $189,636   $164,916
                                                           ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                            $ 17,687   $ 14,238
   Interest-bearing demand and savings deposits              68,654     50,360
   Interest-bearing time deposits                            74,650     74,622
                                                           --------   --------
      Total deposits                                        160,991    139,220
   Repurchase agreements                                      5,554      9,273
   Other borrowings                                           4,000      3,000
   Accrued interest payable and other liabilities               828        765
                                                           --------   --------
      Subtotal                                              171,373    152,258

Guaranteed preferred beneficial interest in Corporation's
  subordinated debentures                                     5,000          -

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 (2001) and 1,328,194 (2000)
     shares issued and outstanding                            1,394      1,328
   Additional paid-in capital                                11,360     10,912
   Retained earnings                                            358        347
   Accumulated other comprehensive income                       151         71
                                                           --------   --------
                                                             13,263     12,658
                                                           --------   --------
                                                           $189,636   $164,916
                                                           ========   ========






--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                           December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-----------------------------------------------------------------------------


                                                             2001        2000
                                                             ----        ----
Interest income
   Loans, including related fees                           $ 12,752    $11,139
   Securities:
      Taxable                                                 1,365      1,116
      Non-taxable                                                67         25
   Short-term investments                                       225        196
                                                           --------    -------
                                                             14,409     12,476

Interest expense
   Deposits                                                   6,315      5,701
   Short-term borrowings                                        223        343
   Other borrowings                                             251        303
                                                           --------    -------
                                                              6,789      6,347

Net interest income                                           7,620      6,129

Provision for loan losses                                     2,967      1,744
                                                           --------    -------

Net interest income after provision for loan losses           4,653      4,385

Noninterest income
   Deposit service charges and fees                             545        296
   Commissions on investment sales                              392        314
   Gain on sale of securities                                     6          6
   Brokered mortgage loan fees                                  535         81
   Other                                                        118         70
                                                           --------    -------
                                                              1,596        767

Noninterest expense
   Salaries and employee benefits                             3,186      2,283
   Occupancy and equipment, net                                 510        344
   Data processing                                              644        472
   Advertising                                                  102        140
   Professional fees                                            260        175
   Other                                                        714        515
                                                           --------    -------
                                                              5,416      3,929

Income before income taxes                                      833      1,223

Income taxes                                                    304        472
                                                           --------    -------

Net income                                                 $    529    $   751
                                                           ========    =======

Basic and diluted earnings per share                       $   . 38    $  . 54
                                                           ========    =======




-------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Years ended December 31, 2001 and 2000 (Dollar
                  amounts in thousands, except per share data)

-------------------------------------------------------------------------------

                                                       Accumulated
                                 Additional               Other       Total
                        Common     Paid-in  Retained  ComprehensiveShareholders'
                         Stock     Capital  Earnings     Income      Equity

Balance January 1, 2000   $1,265     $10,466     $  105    $ (193)    $11,643

Stock dividend of 5%
  (63,194 shares)             63         446       (509)        -          -
Comprehensive income
   Net income for 2000         -           -        751         -        751
   Change in net unrealized
     gain/(loss)               -           -          -       264        264
                                                                     -------
Total comprehensive income                                             1,015
                          ------     -------     ------    ------    -------

Balance December 31, 2000  1,328      10,912        347        71     12,658
Stock dividend of 5%
   (65,978 shares)            66         448       (518)        -         (4)
Comprehensive income
   Net income for 2001         -           -        529         -        529
   Change in net unrealized
     gain/(loss)               -           -          -        80         80
                                                                     -------
Total comprehensive income                                               609
                          ------     -------     ------    ------    -------

Balance December 31, 2001 $1,394     $11,360     $  358    $  151    $13,263
                          ======     =======     ======    ======    =======




















-----------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

                                                             2001        2000
                                                             ----        ----
Cash flows from operating activities
   Net income                                              $    529   $    751
   Adjustments to reconcile net income to net
     cash from operating activities
      Depreciation and amortization                             110        151
      (Gain)/loss on sale of securities                          (6)        (6)
      Provision for loan losses                               2,967      1,744
      Change in assets and liabilities:
         Change in loans held for sale                       (4,597)         -
         Accrued interest receivable and other assets          (558)    (1,948)
         Accrued interest payable and other liabilities          13        261
                                                           --------   --------
            Net cash from operating activities               (1,542)       953

Cash flows from investing activities
   Purchase of time deposits with other banks                  (500)         -
   Purchase of securities available-for-sale                (13,378)   (17,184)
   Proceeds from sales, calls and maturities of securities
     available-for-sale                                      17,801      9,183
   Loans made to customers, net of payments collected       (16,321)   (41,946)
   Purchase of FHLB stock                                       (62)       (50)
   Net purchases of property and equipment                     (778)      (845)
                                                           --------   --------
      Net cash from investing activities                    (13,238)   (50,842)

Cash flows from financing activities
   Net change in deposit accounts                            21,771     50,701
   Net change in short-term borrowings                       (3,719)     5,754
   Draws on note payable                                        917      1,000
   Repayments on note payable                                (1,917)         -
   Draws on FHLB advances                                     6,000     11,000
   Repayments on FHLB advances                               (4,000)   (15,000)
   Cash paid in lieu of fractional shares                        (4)         -
   Proceeds from trust preferred offering                     5,000          -
                                                           --------   --------

      Net cash from financing activities                     24,048     53,455
                                                           --------   --------

Net change in cash and cash equivalents                       9,268      3,566

Cash and cash equivalents at beginning of period              7,239      3,673
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 16,507   $  7,239
                                                           ========   ========

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
      Interest                                             $  6,881   $  6,357
      Income taxes                                            1,033        357







-------------------------------------------------------------------------------

                             See accompanying notes.


                             See accompanying notes.
                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-----------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The consolidated financial statements include the accounts of Heartland Bancshares, Inc. (Corporation) and its wholly-owned subsidiaries, Heartland Community Bank (Bank) and Heartland (IN) Statutory Trust I (Trust), after elimination of significant intercompany transactions and accounts.

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

Trust was formed during 2001 to issue the guaranteed beneficial interests in the Corporation's subordinated debentures.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Loans held for sale are mortgage loans closed by the Bank and in the process of being delivered to loan brokers. These loans are carried at the lower of cost or market, on an aggregate basis.

Interest income is not reported when full loan repayment is in doubt, typically when payments are significantly past due. Payments received on such loans are reported as principal reductions.

-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets, principally on the straight-line method. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Expense for employee compensation under stock option plans is recorded only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value were used for stock based compensation.

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

-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values are recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material effect on the Corporation.

-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting standards require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Corporation's financial statements.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gains and losses recognized in other comprehensive income/loss were as follows:

                                                           Gross      Gross
                                                 Fair   Unrealized Unrealized
                                                 Value     Gains     Losses
                                                 -----     -----     ------
2001
   U.S. Government and its agencies            $ 5,381   $     93   $   (12)
   Obligations of states and political
     subdivisions                                2,345         15        (2)
   Mortgage backed securities                    8,880        130        (8)
   Corporates                                      997         32         -
                                               -------   --------   -------

                                               $17,603   $    270   $   (22)
                                               =======   ========   =======

2000
   U.S. Government and its agencies            $11,897   $    139   $   (46)
   Obligations of states and political
     subdivisions                                1,441          1        (5)
   Mortgage backed securities                    7,459         56        (9)
   Corporates                                      952          2       (20)
                                               -------   --------   -------

                                               $21,749   $    198   $   (80)
                                               =======   ========   =======

During 2001 and 2000, gross proceeds from sales of securities were $1,502 and $4,648. Recognized gains were $7 and $15 and recognized losses were $1 and $9.

-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The fair value of securities at December 31, 2001, by contractual maturity, are shown below.

   Due in one year or less                                         $    236
   Due after one year through five years                              4,280
   Due after five years through ten years                             2,805
   Due after ten years                                                1,402
   Mortgage backed securities                                         8,880
                                                                   --------
                                                                   $ 17,603
                                                                   ========

Securities with a carrying value of $12,438 and $14,471 at December 31, 2001 and 2000 were pledged to secure borrowings and for other purposes.

NOTE 3 - LOANS

Loans at year-end are comprised of the following:

                                                          2001        2000
                                                          ----        ----
   Commercial loans and leases                          $ 76,097   $ 63,766
   Real estate construction and land development          23,150     24,719
   Residential real estate                                24,795     21,942
   Consumer                                               22,594     22,122
                                                        --------   --------
                                                        $146,636   $132,549
                                                        ========   ========

Certain of the Corporation's officers and directors were loan customers of the Bank. The balance of loans outstanding to these individuals was $342 and $279 at December 31, 2001 and 2000. New loans originated and advances on existing loans during 2001 were $289 and repayments were $226.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses is as follows:
                                                          2001        2000
                                                          ----        ----
   Beginning balance                                    $  2,667   $  1,365
   Provision charged to operations                         2,967      1,744
   Loans charged-off                                      (2,300)      (446)
   Recoveries on loans previously charged-off                 66          4
                                                        --------   --------
   Ending balance                                       $  3,400   $  2,667
                                                        ========   ========

-------------------------------------------------------------------------------


                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information about impaired loans is as follows:
                                                          2001        2000
                                                          ----        ----
                                                          ----        ----
   Year-end loans with no allowance
     for loan losses allocated                          $      -   $      -
   Year-end loans with allowance for
     loan losses allocated                                 4,130        521
   Amount of the allowance allocated                         625         78
   Average of impaired loans during the year               3,075        172
   Interest income recognized during impairment               92          -
   Cash-basis interest income received during impairment      45          -
   Loans on non accrual status at year end                   663        992
   Loans delinquent greater than 90 days
     and still accruing at year end                           86          -


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:
                                                          2001        2000
                                                          ----        ----

   Land                                                 $    205   $    205
   Buildings and improvements                              1,788      1,342
   Leasehold improvements                                    272        251
   Furniture and equipment                                 1,259        951
                                                        --------   --------
      Total                                                3,524      2,749
   Accumulated depreciation                                  671        426
                                                        --------   --------

      Premises and equipment, net                       $  2,853   $  2,323
                                                        ========   ========

Depreciation expense was $248 and $181 for 2001 and 2000.


NOTE 6 - INTEREST-BEARING TIME DEPOSITS

Interest-bearing time deposits issued in denominations of $100 or greater totaled $28,682 and $33,481 at December 31, 2001 and 2000.

Scheduled maturities of time deposits for the next five years are as follows:

               2002                                     $ 48,782
               2003                                       22,500
               2004                                        3,024
               2005                                          122
               2006                                          222
               Thereafter                                      -
                                                        --------

                                                        $ 74,650
                                                        ========

Time deposits from governmental and other public entities such as school corporations and hospitals in the Bank's market area totaled $12,349 at December 31, 2001 and $14,183 at December 31, 2000.

-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 7 - OTHER BORROWINGS

Other borrowings consist of advances from the Federal Home Loan Bank (FHLB) at December 31, 2001 and 2000 and include a note payable to a commercial bank at December 31, 2000. The note payable was the outstanding balance of a $2,000 line of credit secured by a pledge of the Bank's stock. It was variable rate, and had a maturity date of September 22, 2001. The note was refinanced during 2001 and repaid in full in December 2001.

                                                  2001       2000
                                                  ----       ----

            FHLB advances                       $  4,000   $ 2,000
            Note payable                               -     1,000
                                                --------   -------

                                                $  4,000   $ 3,000
                                                ========   =======

FHLB advances are payable at maturity, generally with a prepayment penalty. They
are   collateralized  by  a  blanket  pledge  of  mortgage  loans  and  eligible securities. Interest is payable monthly.

FHLB advances are comprised of the following individual advances at December 31:

              Maturity date   Interest Rate       2001       2000
              -------------   -------------       ----       ----

               July 14, 2003      4.66%         $  2,000   $     -
               October 30, 2003   3.08             1,000         -
               November 1, 2004   3.68             1,000         -
               October 30, 2001   6.69                 -     2,000
                                                --------   -------

                                                $  4,000   $ 2,000
                                                ========   =======












-------------------------------------------------------------------------------


                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 8 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S SUBORDINATED DEBENTURES

On December 18, 2001, the Corporation issued $5,000 aggregate liquidation amount of Floating Rate Capital Securities ("Trust Preferred Securities") through Heartland (IN) Statutory Trust I, a subsidiary of the Corporation (the "Trust"). The proceeds of the offering were loaned by the Trust subsidiary to the Corporation in exchange for subordinated debentures with terms that are similar to the Trust Preferred Securities, which subordinated debentures are the sole asset of the Trust. Issuance costs of $156 paid from the proceeds are being amortized over the first five years of the securities. The Corporation has guaranteed that the Trust will make distributions to the holders of the Trust Preferred Securities if the Trust has available funds to make such distribution, and the Trust Preferred Securities are reflected on the balance sheet by the guaranteed preferred beneficial interest in the Corporation's subordinated debentures. Distributions on the Trust Preferred Securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 3.60%, and are included in interest expense in the consolidated statement of income. The annual rate cannot exceed 12.50% prior to December 18, 2006.

The Trust Preferred Securities, which mature December 18, 2031, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable prior to the maturity date at the option of the Corporation on or after December 18, 2006 at their principal amount plus accrued but unpaid interest. The subordinated debentures are also redeemable in whole or in part from time-to-time, upon the occurrence of specific events defined within the trust indenture. The Corporation has the option to defer distributions on the subordinated debentures from time-to-time for a period not to exceed 20 consecutive quarters.


NOTE 9 - EMPLOYEE BENEFIT PLANS

A 401(k) retirement savings plan is maintained for the benefit of eligible employees. The Plan requires employees to be 21 years of age before entering the Plan. Employee contributions are limited to a maximum of 15% of their salary. The Plan provides for a 50% matching of the first 6% of employee salary contributions and allows for an annual discretionary contribution. Participants are fully vested in salary deferral contributions. Employer matching contributions vest at a rate of 20% per year of employment and are fully vested after the completion of 5 years of service with the Bank after entering the plan. The 401(k) contribution charged to expense was $38 and $26 for 2001 and 2000.


-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

NOTE 10 - STOCK OPTION PLAN

The Corporation maintains two stock option plans: an employee plan and a non-employee director plan. Under the terms of the plans, options for up to 292,162 shares of the Corporation's common stock may be granted to key management employees and directors of the Corporation and its subsidiaries. The exercise price of the options will be determined at the time of grant by an administrative committee appointed by the Board of Directors and in any event, will not be less than fair market value of the shares of common stock at the time the option is granted.

No options were granted during 2000 or 2001. Options granted in prior years under these plans included provisions that deferred the complete exercisability of the options pending further service to the Corporation by vesting the exercise rights of the holders of such options in annual installments assuming continued service.

A summary of the Corporation's stock option activity, and related information follows:

                                       2 0 0 1                 2 0 0 0
                                       -------                 -------
                                             Weighted-                Weighted-
                                              Average                  Average
                                             Exercise                 Exercise
                                  Options      Price       Options      Price
   Outstanding - beginning
     of period                     147,735    $  9.07      147,735    $  9.07
   Granted                               -         -             -         -
   Exercised                             -         -             -         -
   Forfeited                             -         -             -         -
                                 ---------    ------     ---------    ------

   Outstanding-end of period       147,735    $  9.07      147,735    $  9.07
                                 =========    =======    =========    =======

   Exercisable at end of period    139,860    $  9.07      114,660    $  9.07
                                 =========    =======    =========    =======


Pro forma disclosures are required for companies that do not adopt the fair value accounting method for stock-based employee compensation. The pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                                           2001       2000
                                                           ----       ----

   Pro forma net income                                  $    465   $   669
   Pro forma basic and diluted earnings per share        $    .33   $   .48

In future years, the pro forma effect of not applying this standard may increase if additional options are granted.

-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

Income tax expense was as follows:
                                                           2001       2000
                                                           ----       ----

   Current                                               $    502   $   724
   Deferred                                                  (198)     (252)
                                                         --------   -------

      Total                                              $    304   $   472
                                                         ========   =======

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:
                                                           2001       2000
                                                           ----       ----
   Federal statutory rate times
     financial statement income                          $    283   $   416
   Effect of:
      Tax-exempt income                                       (18)       (7)
      State taxes, net of federal benefit                      48        60
      Other, net                                               (9)        3
                                                         --------   -------

         Total                                           $    304   $   472
                                                         ========   =======

Year-end deferred tax assets and liabilities were due to the following:

                                                          2001       2000
                                                          ----       ----
   Deferred tax assets:
      Allowance for loan losses                          $  1,070   $   967
      Deferred compensation                                    36         -
      Other                                                     6        11
                                                         --------   -------
                                                            1,112       978
   Deferred tax liabilities:
      Depreciation                                            (83)      (62)
      Cash to accrual adjustment                             (319)     (449)
      Net unrealized gains on securities                      (97)      (47)
      Other                                                   (49)       (4)
                                                         --------   -------
                                                             (548)     (562)

      Total                                              $    564   $   416
                                                         ========   =======






-------------------------------------------------------------------------------


                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------


NOTE 12 - PER SHARE DATA

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, which was 1,394,172 for both periods, retroactively adjusted for all stock dividends. The outstanding stock options were not dilutive in either period, but could become dilutive in the future.


NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

The Bank and the Corporation are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The prompt corrective action regulations promulgated by the FDIC affect the Bank and provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end 2001 and 2000, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                              Minimum Required
                                                                 To Be Well
                                           Minimum Required   Capitalized Under
                                              For Capital     Prompt Corrective
                               Actual      Adequacy Purposes Action Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----
2001 - Bank
Total capital
  (to risk weighted assets)$17,752   12.45%  $11,410   8%      $14,263   10%
Tier 1 capital
  (to risk weighted assets)15,949    11.18   5,705     4        8,558     6
Tier 1 capital
  (to average assets)      15,949     8.53   7,476     4        9,345     5

2001 - Corporation
Total capital
  (to risk weighted assets)$19,916   13.95%  $11,422   8%         N/A
Tier 1 capital
  (to risk weighted assets)16,391    11.48   5,711     4
Tier 1 capital
  (to average assets)      16,391     8.77   7,476     4


-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

                                                              Minimum Required
                                                                 To Be Well
                                           Minimum Required   Capitalized Under
                                              For Capital     Prompt Corrective
                               Actual      Adequacy Purposes Action Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----

2000 - Bank
Total capital
  (to risk weighted assets)$15,016   11.35%  $10,580   8%      $13,225   10%
Tier 1 capital
  (to risk weighted assets)13,350    10.09   5,290     4        7,935     6
Tier 1 capital
  (to average assets)      13,350     8.26   6,466     4        8,082     5

2000 - Corporation
Total capital
  (to risk weighted assets $14,253   10.77%  $10,590   8%         N/A
Tier 1 capital
  (to risk weighted assets)12,587     9.51   5,295     4
Tier 1 capital
  (to average assets)      12,587     7.79   6,467     4

In April, 2001, the Bank executed a regulatory agreement with the Federal Deposit Insurance Corporation (FDIC) and the Indiana Department of Financial Institutions (DFI) that, among other requirements, requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 7.50% and refrain from paying dividends to the Corporation that would cause that ratio requirement to be violated, and restricts asset growth to no more than 5% per quarter. The Bank's Tier 1 Capital to total assets ratio at December 31, 2001 was 8.43% and the Bank's growth during 2001 did not exceed that allowed.

On March 11, 2002, the FDIC and DFI requested that the Bank consent to the entry by those agencies of a formal order under federal and state banking laws, under which the Bank and its Directors would be required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank's ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to the Corporation that would result in the Bank's violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank's acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC regulation Part 365, in relation to its capital.


-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

Although the Bank intends to request that the regulators revise or eliminate certain provisions of the proposed order, the Corporation believes that it is likely that the restrictions described will result from the regulators' request. These restrictions may adversely affect the Bank's net interest income and net interest margin in 2002 and future periods, if the restrictions require that the Bank reduce the outstanding balances of higher-yielding types of loans. These restrictions are also likely to result in increased non-interest expense during 2002 due to increased consulting, legal, accounting, staffing and other compliance costs associated with responding to these restrictions.

The restrictions may also reduce the Corporation's parent-company liquidity by making it unlikely that the Bank will be a position to pay dividends to the Corporation during the period of such restrictions, and the Corporation may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At March 20, 2002, the Corporation had sufficient liquid assets to pay the interest payable under on the subordinated debentures related to the trust preferred securities during 2002, and the Corporation may elect to defer the payment of interest on such debentures for certain periods of time in any event. The Corporation therefore does not expect that any new maintenance requirements with respect to the Bank's capital ratio will be material to parent-company liquidity during 2002.


NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank leases certain facilities and land under operating leases expiring through 2016. The related lease expense was $191 and $96 for 2001 and 2000. Future minimum lease payments are as follows:

                  2002                              $    309
                  2003                                   311
                  2004                                   313
                  2005                                   288
                  2006                                   289
                  Thereafter                           2,619
                                                    --------

                     Total minimum lease payments   $  4,129


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


-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Off-balance sheet financial instruments whose contract amount represents credit risk are summarized as follows:

                                                            2001      2000
                                                            ----      ----

    Unused lines of credit                               $ 24,187   $18,968
    Commitments to make loans                               4,992     7,491
    Letters of credit                                       1,283     1,890

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

The cash balance required to be maintained on hand or on deposit with the Federal Reserve was $1,324 at December 31, 2001. These reserves do not earn interest.


NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair values of the Corporation's financial instruments were as follows at December 31:
                                       2 0 0 1                 2 0 0 0
                                       -------                 -------
                                 Carrying     Fair       Carrying     Fair
                                   Value      Value        Value      Value
   Financial assets:
      Cash and cash equivalents$ 16,507   $  16,507   $   7,239   $   7,239
      Time deposits with other
        financial institutions      500         500           -           -
      Securities
       available-for-sale        17,603      17,603      21,749      21,749
      Loans held for sale         4,597       4,634           -           -
      Loans, net                143,236     145,394     129,882     129,622
      FHLB stock                    512         512         450         450
      Accrued interest
       receivable                 1,228       1,228       1,496       1,496

   Financial liabilities:
      Deposits                $(160,991)  $(162,157)  $(139,220)  $(139,311)
      Repurchase agreements      (5,554)     (5,554)     (9,273)     (9,273)
      Other borrowings           (4,000)     (4,034)     (3,000)     (3,000)
      Trust preferred
       securities                (5,000)     (5,000)          -           -
      Accrued interest
       payable                     (243)       (243)       (335)       (335)


-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair value approximates carrying amount for all items except those described below. Fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Fair value for fixed rate IRAs, time certificates of deposit, and borrowings are based on the rates paid at year end for new deposits or borrowings, applied until maturity. Fair value for other financial instruments and off-balance-sheet loan commitments are considered nominal.


NOTE 16 - PARENT COMPANY STATEMENTS

Presented below are condensed balance sheets and statements of income and cash flows for the parent company.

                            CONDENSED BALANCE SHEETS

                                                             2001        2000
                                                             ----        ----
ASSETS
Cash                                                       $  2,022   $    173
Investment in bank                                           16,100     13,421
Other assets                                                    141         64
                                                           --------   --------

                                                           $ 18,263   $ 13,658
                                                           ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                $  5,000   $  1,000
Shareholders' equity                                         13,263     12,658
                                                           --------   --------

                                                           $ 18,263   $ 13,658
                                                           ========   ========


                         CONDENSED STATEMENTS OF INCOME

                                                             2001        2000
                                                             ----        ----

Interest income                                            $      5  $      14

Interest expense                                                (72)       (22)

Other expense                                                   (39)       (28)

Tax benefit                                                      36         11
                                                           --------   --------


Income before equity in undistributed earnings of bank          (70)       (25)

Equity in undistributed earnings of bank                        599        776
                                                           --------   --------


Net income                                                 $    529   $    751
                                                           ========   ========

-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

-----------------------------------------------------------------------------


NOTE 16 - PARENT COMPANY STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             2001        2000
                                                             ----        ----

Cash flows from operating activities
   Net income                                               $    529   $   751
   Adjustments to reconcile net income to net cash
     from operating activities
      Equity in undistributed earnings of bank                  (599)     (776)
      Other assets and other liabilities, net                    (77)      (53)
                                                            --------   -------
         Net cash from operating activities                     (147)      (78)

Cash flows from investing activities
   Capital contributions to bank subsidiary                   (2,000)   (1,100)

Cash flows from financing activities
   Proceeds from issuance of subordinated debt                 5,000         -
   Cash paid in lieu of fractional shares                         (4)        -
   Repayments on note payable                                 (1,917)        -
   Draws on note payable                                         917     1,000
                                                            --------   -------
      Net cash from financing activities                       3,996     5,000

Net change in cash and cash equivalents                        1,849      (178)

Beginning cash and cash equivalents                              173       351
                                                            --------   -------

Cash and cash equivalents at end of period                  $  2,022   $   173
                                                            ========   =======

DIRECTORS AND OFFICERS

The following is a list of directors and officers of Heartland Community Bank as of March 2002:


Directors:

Gordon R. Dunn,        Sharon Acton, Robert Richardson,  Steve Bechman,
Chairman of the Board  Director      Director            Director

Patrick A. Sherman,    John Norton,  J. Michael Jarvis,  Jeffrey L. Goben,
Vice Chairman          Director      Director            Director


Officers:

Steve Bechman,                              Mary Carter,
President and Chief Executive Officer       Assistant Vice President

Jeffrey L. Goben,                           Michael Schofield,
Executive Vice President                    Investment officer, Heartland
and Chief Operating                         Investment Services
Officer

John M. Morin,                              Dave Mote,
Senior Vice President, Consumer Loans       Assistant Vice President,
                                            Mortgage Loans

Eric Johnson,                               Judy Peel,
Chief Credit Officer                        Assistant Vice President,
                                            Loan Officer

Tony Anderson,                              Kathee Pruitt,
Vice President, Mortgage Loans              Assistant Vice President,
                                            Branch Manager

Pam Fender,                                 Terri Webb,
Vice President, Deposit Operations          Assistant Vice President,
                                            Loan Operations

Jeff Joyce,                                 Pat Purtell,
Vice President and Controller               Loan Officer

Robert Maher,                               Robert Henderson,
Vice President, CD Brokerage Program        Commercial Loan Officer

R. Trent McWilliams,                        Chad Riddle,
Vice President, Business Development        Commercial Loan Officer

Alexa McKnight,                             James Parcell,
Assistant Vice President, Branch Operations Commercial Loan Officer

Lisa Shirar,                                Michael Yovanoff,
Compliance officer and Portfolio manager    Portfolio manager

Banking Facilities

Franklin:                              Greenwood:
420 North Morton Street (U.S. 31)      489 South State Road 135
Franklin, Indiana  46131               Greenwood, Indiana  46142
Phone (317) 738-3915                   Phone (317) 881-3915
FAX (317) 736-5022                     FAX (317) 859-3849

Bargersville:                          Greenwood:
507 Three Notch Lane                   800 S. US 31
Bargersville, Indiana 46106            Greenwood, IN  46143
Phone (317) 422-1370                   Phone (317) 885-7371
FAX (317) 422-1495                     Fax (317) 885-7305



Investor Relations/Analyst Contact

Jeff D. Joyce, Chief Financial Officer
(317) 738-2854
(317) 736-5022 facsimile
Jeff.Joyce@hcb-in.com



















ANNUAL REPORT ON FORM 10-KSB

UPON WRITTEN REQUEST HEARTLAND WILL PROVIDE TO EACH SHAREHOLDER, WITHOUT CHARGE, A COPY (WITHOUT EXHIBITS) OF HEARTLAND'S ANNUAL REPORT ON FORM 10-KSB FOR 2001, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. REQUESTS SHOULD BE DIRECTED TO JEFF JOYCE, CFO, HEARTLAND BANCSHARES, INC. PO BOX 469 FRANKLIN, INDIANA 46131.













EXHIBIT 21

The registrant has two subsidiaries, Heartland Community Bank, an Indiana corporation, and Heartland (IN) Statutory Trust I, a Connecticut business trust. Heartland Community Bank also operates a brokerage department under the name Heartland Investment Services.

                                 HEARTLAND BANCSHARES, INC.

                          NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                                 TO BE HELD APRIL 22, 2002


     The Annual Meeting of Shareholders of Heartland Bancshares, Inc. will be held at the Hillview Country Club, 1800 E. King Street, Franklin, Indiana 46131, on Monday, April 22, 2002, at 6:00 p.m., local time, for the following purposes:

      1. To elect two Directors to hold office until the Annual Meeting of Shareholders in the year 2005 and until their successors are elected and have qualified.

      2. To transact such other business as may properly come before the meeting.

     Holders of record of Common Shares of Heartland Bancshares, Inc. at the close of business on March 4, 2002, are entitled to notice of and to vote at the Annual Meeting. Appetizers and beverages will be served.


      SHAREHOLDERS ARE INVITED TO ATTEND THE MEETING IN PERSON. ALL SHAREHOLDERS, EVEN IF THEY PLAN TO ATTEND THE MEETING, ARE REQUESTED TO COMPLETE, SIGN AND DATE THE ACCOMPANYING PROXY AND RETURN IT PROMPTLY IN THE ENCLOSED ENVELOPE WHICH REQUIRES NO POSTAGE IF MAILED IN THE UNITED STATES.


                                     By Order of the Board
                                     of Directors


                                     STEVE BECHMAN
                                     President and Chief Executive Officer
March 29, 2002
Franklin, Indiana


                                  (ANNUAL REPORT ENCLOSED)

                                      PROXY STATEMENT

                             ANNUAL MEETING OF SHAREHOLDERS OF
                                 HEARTLAND BANCSHARES, INC.

                                       April 22, 2002


      This Proxy Statement is being furnished to shareholders on or about March 29, 2002, in connection with the solicitation by the Board of Directors of Heartland Bancshares, Inc. (the "Company"), 420 N. Morton Street, Franklin, Indiana 46131, of proxies to be voted at the Annual Meeting of Shareholders to be held at 6:00 p.m., local time, on Monday, April 22, 2002, at Hillview Country Club, 1800 E. King Street, Franklin, Indiana 46131. The Company is the parent holding company for Heartland Community Bank.

      At the close of business on March 4, 2002, the record date for the Annual Meeting, there were 1,394,172 Common Shares outstanding and entitled to vote at the Annual Meeting. On all matters, including the election of Directors, each shareholder will have one vote for each share held.

      If the enclosed form of proxy is executed and returned, it may nevertheless be revoked at any time insofar as it has not been exercised. The proxy may be revoked by either (a) filing with the Secretary (or other officer or agent of the Company authorized to tabulate votes) (i) a written instrument revoking the proxy or (ii) a subsequently dated proxy, or (b) attending the Annual Meeting and voting in person. Unless revoked, the proxy will be voted at the Annual Meeting in accordance with the instructions of the shareholder as indicated on the proxy. If no instructions are given, the shares will be voted as recommended by the Directors.

                                         PROPOSAL 1
                                   ELECTION OF DIRECTORS

                                          Nominees

      Two Directors are to be elected at the Annual Meeting. The Board of Directors, which currently consists of eight members, is divided into three classes with the term of one class expiring each year. Generally, each Director serves until the annual meeting of the shareholders held in the year that is three years after such Director's election and thereafter until such Director's successor is elected and has qualified or until the earlier of the Director's resignation, disqualification, removal or death. The terms of the current Directors expire as follows: 2002 - Steve Bechman and Gordon R. Dunn; 2003 Sharon Acton, Jeffrey L. Goben and John Norton; and 2004 - J. Michael Jarvis, Robert Richardson and Patrick A. Sherman.

      Each Director will be elected by a plurality of the votes cast in the election. Shares present but not voted for any nominee do not affect the determination of whether a nominee has received a plurality of the votes cast.

      It is the intention of the persons named in the accompanying form of proxy to vote such proxy for the election to the Board of Directors Steve Bechman and Gordon R. Dunn, each of whom is now a Director whose present term expires this year. Each such person has indicated that he or she will accept nomination and election as a Director. If, however, any such person is unable or unwilling to accept nomination or election, it is the intention of the Board of Directors to nominate such other person as Director as it may in its discretion determine, in which event the shares subject to the proxy will be voted for that person.

THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE FOR THE TWO NOMINEES IDENTIFIED ABOVE (ITEM 1 ON THE PROXY).

      The following table presents certain information as of March 4, 2002, regarding the current Directors of the Company, including the two nominees proposed by the Board of Directors for election at this year's Annual Meeting. All of the current Directors began serving on the Board of Directors of the Company during 1997. Unless otherwise indicated in a footnote, the principal occupation of each Director has been the same for the last five years and such Director possesses sole voting and investment powers with respect to the shares indicated as beneficially owned by such Director. Unless specified otherwise, a Director is deemed to share voting and investment powers over shares indicated as held by a spouse, children or other family members residing with the Director.

          Name,                                                Percent of
      Present Principal              Shares Beneficially     Common Shares
      Occupation and Age                  Owned                Outstanding

      Sharon Acton                                    8,455 1            0.6%
      Manager, Franklin/Greenwood District of
        Cinergy/PSI (energy services company)
      Age 55

      Steve Bechman2*                                 59,8493 12         4.3
      President and Chief Executive Officer of
        the Company and Bank
      Age 50

      Gordon R. Dunn4*                                28,512 5           2.1
      Retired
      Age 80

      Jeffrey L. Goben6                               45,892 7           3.3
      Executive Vice President and Chief Operating
       Officer of the Company and Bank
      Age 49

      J. Michael Jarvis                               18,691 8           1.3
      President, Power Investments, Inc.
       Division of Delco Remy International, Inc.
       (engine remanufacturer)
      Age 58

      John Norton                                     15,188 9           1.1
      President and Owner, Norton Farms, Inc.
      Age 53

      Robert Richardson                               12,129 10          0.9
      President and Majority Owner, MegaSys, Inc.
       (logistics company)
      Age 40

      Patrick A. Sherman                              14,663 11          1.1
      President and Part Owner, Sherman &
        Armbruster P.C. (a public accounting firm)
      Age 53

      All Directors and Executive Officers
      as a group (12 persons)                         235,823 12,13     16.91%

*Nominee
1 Includes 7,718 shares Ms. Acton has the right to acquire upon the exercise of stock options.
2 Mr. Bechman served as Regional President of Citizens Bank of Central Indiana from 1993 until his resignation in 1997. Mr. Bechman was with Citizens Bank of Central Indiana beginning in 1975 and served in various other positions prior to 1993.
3 Includes 14,417 shares that Mr. Bechman holds jointly with his spouse and 28,980 shares that he has the right to acquire upon the exercise of stock options.
4 Mr. Dunn is a retired purchasing agent for L. S. Ayres department stores, where he was employed for 43 years. Mr. Dunn serves as Chairman of the Company's Board of Directors and he previously served as Chairman of the Board of Citizens Bank of Central Indiana.
5 Includes 850 shares that Mr. Dunn holds jointly with his spouse, 5,512 shares held in a trust for which Mr. Dunn acts as trustee, 551 shares held jointly by his spouse and father-in-law, 2,656 shares on which Mr. Dunn holds voting rights as power of attorney for his family and 7,718 shares that Mr. Dunn has the right to acquire upon the exercise of stock options.
6 Mr. Goben held the position of Senior Vice President in charge of marketing and community development, in addition to various other management positions, with Citizens Bank of Central Indiana from 1984 until his resignation in 1997.
7 Includes 9,879 shares that Mr. Goben holds jointly with his wife, 375 shares held by Mr. Goben's children and 24,413 shares that he has the right to acquire upon the exercise of stock options.
8 Includes 10,972 shares Mr. Jarvis holds jointly with his spouse and 7,718 shares Mr. Jarvis has the right to acquire upon the exercise of stock options.
9 Includes 110 shares held by Mr. Norton's spouse, 220 shares held by Mr. Norton's children, and 7,718 shares that Mr. Norton has the right to acquire upon the exercise of stock options.
10 Includes 2,000 shares held by Mr. Richardson's children and 7,718 shares that Mr. Richardson has the right to acquire upon the exercise of stock options.
11 Includes 7,718 shares that Mr. Sherman has the right to acquire upon the exercise of stock options.
12 Includes 122,855 shares that Directors and executive officers have the right to acquire upon the exercise of stock options and 48,318 shares held jointly with or as custodian for family members.
13 Does not include 2,166 shares Mr. Bechman may acquire, 2,165 shares Mr. Goben may acquire or 2,362 shares other executive officers may acquire under stock options that are not yet exercisable but will become exercisable upon their continued employment with the Company.


      The Board of Directors consists of six non-employee directors and two employee directors. One non-employee director resigned from the Board of Directors effective January 1, 2002. The number of directors was reduced from nine to eight at the January 2002 meeting of the Board of Directors.

Committees and Attendance

      The Board of Directors of the Company held twelve meetings during 2001. The Company's Board of Directors has a Stock Option Committee but does not have standing audit, nominating or compensation committees. The members of the Stock Option Committee are Directors Acton, Dunn, and Sherman, all of whom are outside Directors. The Stock Option Committee administers the Company's 1997 Stock Option Plan, which provides for the grant of options to key employees of the Company and Bank. The Stock Option Committee did not meet in 2001.

      All of the members of the Company's Board of Directors also serve on the Bank's Board of Directors. The Bank's Board of Directors has standing audit and compensation committees. The members of the Audit Committee are Directors Acton, Norton, and Sherman. The Audit Committee, which met four times during 2001, reviews with the Bank's independent auditors the scope of the audit to be undertaken and the results of the audit and also reviews internal audits. The members of the Compensation Committee are Directors Acton, Dunn and Sherman. The Compensation Committee, which met three times during 2001, sets salaries and bonuses for the President and Chief Executive Officer. Each of the Directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors of the Company and Bank and the committees on which he or she served during 2001.

Report of the Audit Committee

The Audit Committee of Heartland Bancshares is composed of 3 independent directors.

      Management is responsible for the Corporation's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Audit Committee's responsibility is to monitor and review these processes.

        It is not the Audit Committee's duty or responsibility to conduct auditing or accounting reviews or procedures. The Audit Committee members are not employees of the Corporation and, other than Mr. Sherman, are not accountants or independent auditors by profession or experts in the fields of accounting or auditing. Therefore, the Audit Committee members have relied, without independent verification, on management's representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent auditors included in their report on the Corporation's financial statements. The Audit Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's discussions with management and the independent auditors do not assure that the Corporation's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, that the audit of the Corporation's financial statements has been carried out in accordance with auditing standards generally accepted in the United States of America, or that the Corporation's independent accountants are in fact "independent".

      In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Corporation's consolidated financial statements as of and for the year ended December 31, 2001 were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed these consolidated financial statements with management. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

      The independent accountants also provided to the Committee the written disclosures required by Independence Standards Board No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence. The Committee also considered whether the independent accountants' provision of non-audit services to the Corporation is compatible with maintaining that firm's independence.

Based upon the discussions and reviews referred to above, the Committee recommended to the Board of Directors that the financial statements referred to above be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

SUBMITTED BY THE MEMBERS OF THE AUDIT COMMITTEE:

Patrick A. Sherman, Chair
Sharon Acton
John Norton


Disclosure of Principal Accountant's Fees

      Fees paid to Crowe, Chizek and Company LLP for year 2001 services were as follows:

--------------------------------------------------------------------------------
Audit Fees                                                               $29,685
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
All Other Fees                                                            22,950
--------------------------------------------------------------------------------

Included in the caption "All Other Fees" are fees for quarterly reviews of financial statements to be included in Form 10-QSB filings, tax return preparation, assistance in preparing filings with the Securities and Exchange Commission and other services.

Compensation of Directors

      During 2001, non-employee Directors of the Bank received $300 per month (the Chairman received $500 per month) regardless of attendance at Board meetings. Directors did not receive any additional compensation for serving on the Company's Board or on Board committees of the Company or Bank.

EXECUTIVE COMPENSATION

      The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer for 2001, who was the only executive officer whose salary and bonus for 2001 exceeded $100,000.

                                 Summary Compensation Table
                                                      Long Term
                                                     Compensation
                                    Annual             Awards
                             Compensation
                                                      Securities
        Name and                                      Underlying      All Other
   Principal Position   Year   Salary($)  Bonus ($)     Options/    Compensation
                                                       SAR s (#)          ($)
     Steve Bechman,     2001   $126,500    $    0           0          $ 29,7491
          Chief         2000   $126,500    $    0           0          $      0
     Executive Officer  1999   $119,767    $3,916        8,250         $      0

      1 Includes $29,301 that the Company contributed to a defined benefit retirement plan in favor of Mr. Bechman and $448 of economic benefit of premiums paid by the Company with respect to term life insurance for the benefit of Mr. Bechman under a split-dollar life insurance agreement between the Company and Mr. Bechman.


                             Aggregated Option/SAR Exercises In
                            Last Fiscal Year and Fiscal Year-End
                                     Option/SAR Values

      No option exercises occurred during 2001. The following table sets forth information with respect to the value of options held by Mr. Bechman as of December 31, 2001.


                        Number of Unexercised         Value of Unexercised
                        Options/SARs at Fiscal    In-the-Money Options/SARs at
                             Year-End (#)              Fiscal Year-End ($)
        Name            Exercisable/Unexercisable Exercisable/Unexercisable
   Steve Bechman             28,980/2,166                     0 / 0

Certain Relationships And Related Transactions

      During 2001, the Bank had, and the Bank expects to continue to have in the future, banking transactions in the ordinary course of business with Directors, officers and principal shareholders of the Company and their associates. These transactions have been made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                  APPOINTMENT OF AUDITORS

      Crowe, Chizek and Company LLP ("Crowe Chizek") served as auditors for the Company in 2001. Although it is anticipated that Crowe Chizek will be selected, the Audit Committee has not yet considered the appointment of auditors for 2002. Representatives of Crowe Chizek will be present at the Annual Meeting, will have the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

                             PRINCIPAL OWNERS OF COMMON SHARES

      According to a statement on Schedule 13G filed with the Securities and Exchange Commission by such beneficial owners on February 21, 2002, Hot Creek Investors, LP, PO Box 3178, Gardnerville, Nevada 89410 ("Hot Creek") beneficially owned 72,800 of the Company's Common Shares as of February 19, 2002, which represented 5.2% of the Company's outstanding Common Shares as of such date. The Company was notified by Hot Creek on March 19, 2002 that Hot Creek acquired an additional 37,000 (2.6%) of the Company's Common Shares as of March 18, 2002 from another shareholder that had previously reported on Schedule 13G its beneficial ownership of more than five percent of the Company's outstanding Common Shares. To the best of the knowledge of the Company's management, no other person or group beneficially owned more than five percent of the Company's outstanding Common Shares as of March 18, 2002.

                                       OTHER MATTERS

      The Board of Directors knows of no matters, other than the matters reported above, that are to be brought before the Annual Meeting. If other matters properly come before the Annual Meeting, however, it is the intention of the persons named in the enclosed form of proxy to vote such proxy in accordance with their judgment on such matters.

                                          EXPENSES

      All expenses in connection with this solicitation of proxies will be borne by the Company.

                                        HOUSEHOLDING

      The Company intends to satisfy the delivery requirements for proxy and information statements with respect to two or more security holders sharing the same address by delivering a single proxy statement or information statement to those security holders. Shareholders may obtain additional material if desired by contacting the Company in writing at 420 N. Morton Street, Franklin, Indiana 46131.

                                      PROXY

                      THIS  PROXY  IS  SOLICITED  ON  BEHALF  OF  THE  BOARD  OF
               DIRECTORS  FOR  THE  2002  ANNUAL  MEETING  OF   SHAREHOLDERS  OF
               HEARTLAND BANCSHARES, INC.

      I hereby appoint Steve Bechman and Jeffrey L. Goben, and each of them, my proxies, with power of substitution and revocation, to vote all Common Shares of Heartland Bancshares, Inc. that I am entitled to vote at the Annual Meeting of Shareholders to be held at Hillview Country Club, 1800 E. King Street, Franklin, Indiana 46131, on Monday, April 22, 2002, at 6:00 p.m., local time, and any adjournments thereof, as provided herein:

1.    ELECTION OF DIRECTORS

q FOR all nominees listed below to serve until the Annual Meeting of Shareholders in the year 2005 as set forth in the Proxy Statement dated March 29, 2002 (except as marked to the contrary below--see "Instructions"):

                        Gordon R. Dunn

                        Steve Bechman

q     WITHHOLD AUTHORITY to vote for all nominees listed above

(Instructions:  To withhold authority to vote for any nominee, write that nominee's name in the space provided.)

                        (To Be Completed on Reverse Side)

2.

In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting.

      THIS PROXY WILL BE VOTED AS SPECIFIED. IN THE ABSENCE OF SPECIFICATIONS, THIS PROXY WILL BE VOTED FOR ITEM 1.

      SHAREHOLDERS SHOULD MARK, SIGN AND DATE THIS PROXY AND RETURN IT PROMPTLY IN THE ENCLOSED POST-PAID ENVELOPE. THIS PROXY MAY BE REVOKED AT ANY TIME PRIOR TO ITS EXERCISE.

DATED: ________________


                             Signature or Signatures

                                    (Please sign exactly as your name appears on this proxy. If shares are issued in the name of two or more persons, all such persons should sign. Trustees, executors and others signing in a representative capacity should indicate the capacity in which they sign.)