Form 10QSB
period 2002-03-15
HEARTLAND BANCSHARES INC /IN/
filed 2002-05-15
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 2002

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

As of May 14, 2002, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                          2002           2001
                                                          ----           ----
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $    7,697     $  7,202
Federal funds sold                                         17,056        9,305
                                                       ----------     --------
      Total cash and cash equivalents                      24,753       16,507

Time deposits with other financial institutions               500          500
Securities available-for-sale                              18,376       17,603
Loans held for sale                                         2,684        4,597
Loans, net of allowance of $3,043 and $3,400              134,612      143,236
Premises and equipment, net                                 2,806        2,853
Federal Home Loan Bank stock                                  608          512
Accrued interest receivable and other assets                4,295        3,828
                                                       ----------     --------


                                                       $  188,634     $189,636
                                                       ==========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   19,669     $ 17,687
   Interest-bearing demand and savings deposits            72,561       68,654
   Interest-bearing time deposits                          67,767       74,650
                                                       ----------     --------
      Total deposits                                      159,997      160,991
   Repurchase agreements                                    5,643        5,554
   Other borrowings                                         4,000        4,000
   Accrued interest payable and other liabilities             620          828
                                                       ----------     --------
                                                          170,260      171,373
Guaranteed preferred beneficial interest in Corporation's
   subordinated debentures                                  5,000        5,000

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 shares issued and
      outstanding                                           1,394        1,394
   Additional paid-in capital                              11,360       11,360
   Retained earnings                                          559          358
   Accumulated other comprehensive income                      61          151
                                                       ----------    ---------
                                                           13,374       13,263
                                                       ----------    ---------
                                                       $  188,634     $189,636
                                                       ==========     ========



------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months ended March 31, 2002 and 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------
                                                             2002        2001
                                                             ----        ----
Interest income
   Loans, including fees                                   $  2,690    $ 3,255
   Securities:
      Taxable                                                   238        366
      Non-taxable                                                31         14
   Other                                                         47         72
                                                           --------    -------
                                                              3,006      3,707
Interest expense
   Deposits                                                   1,041      1,808
   Short-term borrowings                                         24        101
   Other borrowings                                             112         54
                                                           --------    -------
                                                              1,177      1,963

Net interest income                                           1,829      1,744

Provision for loan losses                                       350        272
                                                           --------    -------

Net interest income after provision for loan losses           1,479      1,472

Noninterest income
   Deposit service charges and fees                             144        131
   Commissions on investment sales                               92         43
   Brokered mortgage loan fees                                  163         67
   Other                                                         33         62
                                                           --------    -------
                                                                432        303
Noninterest expense
   Salaries and employee benefits                               961        696
   Occupancy and equipment, net                                 160         93
   Data processing                                              190        163
   Printing and Supplies                                         25         32
   Advertising                                                   26         29
   Professional fees                                             70         67
   Other                                                        154        123
                                                           --------    -------
                                                              1,586      1,203

Income before income taxes                                      325        572

Income taxes                                                    124        228
                                                           --------    -------

Net income                                                 $    201    $   344
                                                           ========    =======

Basic and diluted earnings per share                       $    .14    $   .25
                                                           ========    =======








------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three Months ended March 31, 2002 and 2001
                          (Dollar amounts in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------

                                                          Accumulated
                                                            Other       Total
                                     Additional             Compre-     Share-
                             Common    Paid-in  Retained    hensive    holders'
                              Stock    Capital  Earnings    Income      Equity
                              -----    -------  --------    ------      ------

Balance January 1,
 2001                        $1,328    $10,912   $  347     $   71   $  12,658
Comprehensive income
   Net income                     -         -       344          -         344
   Change in net
    Unrealized
     gain/(loss)                  -         -         -        128         128
                                                                      --------
Total comprehensive
 Income                                                                    472

Balance March 31,            ------    -------   ------     ------    --------
 2001                        $1,328    $10,912   $  691     $  199    $ 13,130
                             ======    =======   ======     ======    ========


Balance January 1,
 2002                        $1,394    $11,360   $  358     $  151    $ 13,263

Comprehensive income
   Net income                     -         -       201          -         201
   Change in net
    Unrealized
     gain/(loss)                  -         -         -        (90)        (90)
                                                                      --------
Total comprehensive
 Income                                                                    111

Balance March 31,            ------    -------   ------     ------    --------
 2002                        $1,394    $11,360   $  559     $   61    $ 13,374
                             ======    =======   ======     ======    ========














------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months ended
                             March 31, 2002 and 2001
                          (Dollar amounts in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------



                                                             2002        2001
                                                             ----        ----
Cash flows from operating activities
   Net income                                              $    201    $   344
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                              68          9
      Provision for loan losses                                 350        272
      Change in assets and liabilities:
         Loans held for sale                                  1,913          -
         Accrued interest receivable and other assets          (467)       134
         Accrued interest payable and other liabilities        (151)       128
                                                           --------   --------
            Net cash from operating activities                1,914        887

Cash flows from investing activities
   Purchase of securities available-for-sale                 (3,007)    (6,599)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                            2,094      7,452
   Loans made to customers, net of payments collected         8,274     (5,691)
   Purchase of FHLB stock                                       (96)         -
   Net purchases of property and equipment                      (28)       (52)
                                                           --------   --------
      Net cash from investing activities                      7,237     (4,890)

Cash flows from financing activities
   Net change in deposit accounts                              (994)    16,089
   Net change in short-term borrowings                           89     (1,025)
   Net change other borrowings                                    -          -
                                                           --------   --------
      Net cash from financing activities                       (905)    15,064
                                                           --------   --------

Net change in cash and cash equivalents                       8,246     11,061

Cash and cash equivalents at beginning of period             16,507      7,239
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 24,753   $ 18,300
                                                           ========   ========













------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

New Accounting Pronouncements: A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Corporation adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Corporation was not material.

New accounting standards issued in 2001 require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the company's financial statement.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

------------------------------------------------------------------------------

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

NOTE 3 - OTHER BORROWINGS

Other borrowings consist of advances from the Federal Home Loan Bank (FHLB). FHLB advances are payable at maturity, generally with a prepayment penalty. They are collateralized by a blanket pledge of mortgage loans and eligible securities. Interest is payable monthly.

FHLB advances are comprised of the following individual advances at March 31, 2002 and December 31, 2001:


              Maturity date   Interest Rate                 Balance
              -------------   -------------                 -------
               July 14, 2003      4.66%                    $ 2,000
               October 30, 2003   3.08                       1,000
               November 1, 2004   3.68                       1,000
               October 30, 2001   6.69                           -
                                                           -------
                                                           $ 4,000
                                                           =======








------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

------------------------------------------------------------------------------

NOTE  4  -  GUARANTEED   PREFERRED   BENEFICIAL   INTERESTS  IN  CORPORATION'S
  SUBORDINATED DEBENTURES

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

The Trust Preferred Securities, which mature December 18, 2031, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference plus accrued but unpaid distributions. The subordinated debentures are redeemable prior to the maturity date at the option of the Corporation on or after December 18, 2006 at their principal amount plus accrued but unpaid interest. The subordinated debentures are also redeemable in whole or in part from time-to-time, upon the occurrence of specific events defined within the trust indenture. The Corporation has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.


NOTE 5 - PER SHARE DATA

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, which was 1,394,172 for both periods. The outstanding stock options were not dilutive in either period, but could become dilutive in the future.


NOTE 6 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

------------------------------------------------------------------------------

NOTE 6 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

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

At March 31, 2002 and December 31, 2001, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                                Minimum Required
                                                                   To Be Well
                                            Minimum Required   Capitalized Under
                                               For Capital     Prompt Corrective
                               Actual       Adequacy Purposes Action Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----
March 31, 2002- Bank
--------------------
Total capital
  (to risk weighted assets)$17,973   12.90% $11,135     8%     $13,919    10%
Tier 1 capital
  (to risk weighted assets) 16,202   11.64    5,567     4        8,351     6
Tier 1 capital
  (to average assets)       16,202    8.82    7,344     4        9,180     5

March 31, 2002 - Corporation
----------------------------
Total capital
  (to risk weighted assets)$20,068   14.40% $11,149     8%         N/A
Tier 1 capital
  (to risk weighted assets) 16,641   11.94    5,575     4
Tier 1 capital
  (to average assets)       16,641    9.05    7,352     4


December 31, 2001- Bank
-----------------------
Total capital
  (to risk weighted assets)$17,752   12.45% $11,410     8%     $14,263    10%
Tier 1 capital
  (to risk weighted assets) 15,949   11.18    5,705     4        8,558     6
Tier 1 capital
  (to average assets)       15,949    8.53    7,476     4        9,345     5

December 31, 2001 - Corporation
-------------------------------
Total capital
  (to risk weighted assets)$19,916   13.95% $11,422     8%         N/A
Tier 1 capital
  (to risk weighted assets) 16,391   11.48    5,711     4
Tier 1 capital
  (to average assets)       16,391    8.77    7,476     4









------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

------------------------------------------------------------------------------

NOTE 6 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

On May 1, 2002, with the consent of the Bank, the FDIC and DFI entered a formal order under federal and state banking laws, under which the Bank and its Directors are required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank's ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to the Corporation that would result in the Bank's violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank's acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC Regulation Part 365, in relation to its capital.

These restrictions may adversely affect the Bank's net interest income and net interest margin in 2002 and future periods, because it is likely that the restrictions will require that the Bank reduce the outstanding balances of higher-yielding types of loans during 2002. These restrictions are also likely to result in increased non-interest expense during 2002 due to increased consulting, legal, accounting, staffing and other compliance costs associated with responding to these restrictions.

The restrictions may also reduce the Corporation's parent-company liquidity by making it unlikely that the Bank will be in a position to pay dividends to the Corporation during the period of such restrictions, and the Corporation may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At March 31, 2002, the Corporation had sufficient liquid assets to pay the interest payable under on the subordinated debentures related to the trust preferred securities during 2002, and the Corporation may elect to defer the payment of interest on such debentures for certain periods of time in any event. The Corporation therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio that are included in the May 2002 order will be material to parent-company liquidity during 2002.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at March 31, 2002 compared to December 31, 2001 and the results of operations for the three month period ended March 31, 2002 in comparison to the three month period ended March 31, 2001 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operation included in Heartland's December 31, 2001 Annual Report on Form 10-KSB.

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

FINANCIAL CONDITION

Total assets at March 31, 2002 were $188,634, a decrease of $1,002 or .5% from the December 31, 2001 total assets of $189,636. Net loans were $134,612 at March 31, 2002, a reduction of $8,624, or 6.0%, from the December 31, 2001 total of $143,236.

Total deposits decreased $994 to $159,997 at March 31, 2002, or .6%, from $160,991 at December 31, 2001. Short-term borrowings increased by $89 from $5,554 at December 31, 2001 to $5,643 at March 31, 2002.

Heartland's total equity to total asset ratio was 7.09% at March 31, 2002 compared to 6.99% at December 31, 2001. The increase was primarily due to the decline in assets and total comprehensive income for the three months ended March 31, 2002. Book value per common share of Heartland was $9.59 at March 31, 2002 compared to $9.51 at December 31, 2001. The change in book value per common share resulted from the total comprehensive income for the three months ended March 31, 2002.


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Heartland recorded net income of $201 for the three months ended March 31, 2002 compared to net income of $344 for the three months ended March 31, 2001. Interest income for the three months ended March 31, 2002 was $3,006, compared to $3,707 for the three months ended March 31, 2001. The decrease in interest income was primarily related to the decline in average yield on interest earning assets, partially offset by the increase in average balance of interest earning assets, principally loans.

Interest expense of $1,177 was incurred during the three months ended March 31, 2002. Interest expense during the three months ended March 31, 2001 was $1,963. The decrease in interest expense was primarily related to the decline in average rate paid on interest bearing liabilities, partially offset by the increase in average balance of interest bearing liabilities. Net interest income increased $85, 4.9%, principally due to higher volumes of earning assets and interest bearing liabilities. Interest on other borrowings was $112 for the quarter ended March 31, 2002 compared to $54 for the quarter ended March 31, 2001. The increase is due to $72 of interest on the guaranteed preferred beneficial interest in the Corporation's subordinated debentures, which subordinated debentures were issued December 18, 2001.

The provision for loan losses recorded during the three month periods ended March 31, 2002 was $350 compared to $272 for the three months ended March 31, 2001. Net charge-offs during the quarter were $707 and the increased provision was primarily due to those charge-offs. Net charge-offs were 202 percent of the provision for loan losses during the quarter ended March 31, 2002. The allowance for loan losses at December 31, 2001 included losses allocated to loans that are included in the net charge-offs during the quarter ended March 31, 2002. Therefore, provision for loan losses necessary to keep the allowance for loan losses at the appropriate level was lower than net charge-offs during the quarter ended March 31, 2002.

Non performing loans at March 31, 2002 total $5,486. Impaired loans were $3,199 at March 31, 2002. The allowance for loan losses was 2.21% of gross loans at March 31, 2002 and covers non-performing loans .55x.

Non-interest income was $432 for the three months ended March 31, 2002 and includes $163 of brokered mortgage loan fees. Comparatively, non-interest income was $303 for the three months ended March 31, 2001 and included $67 of brokered mortgage loan fees. The increase in brokered mortgage loan fees is due to the addition of two full time mortgage originators and the lower interest rates creating higher volume of mortgage loans originated and brokered.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Salaries and benefits expense was $961 for the three months ended March 31, 2002 compared to $696 for the three months ended March 31, 2001. The increase in salaries and benefits expense is primarily due to the addition of employees needed to service the increased level of loans and deposits.

Net occupancy and equipment expenses of $160 were incurred during the three months ended March 31, 2002. During the three months ended March 31, 2001 the net occupancy and equipment expenses were $93. The increase in occupancy and equipment expenses was primarily due to the opening of an operations facility in September of 2001.

Data processing expense was $190 for the three months ended March 31, 2002 compared to $163 for the three months ended March 31, 2001. In the fourth quarter of 1997, the Bank entered into a five-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. The increase in expense from 2001 to 2002 is primarily due to the increase in volume of accounts and transactions.

The remaining expenses during the three months ended March 31, 2002 and during the three months ended March 31, 2001 relate to various other items such as printing, supplies, postage, advertising, professional fees, insurance and training. The increase is primarily due to the increase in volume of loans and deposits.

CAPITAL RESOURCES

Shareholders' equity totaled $13,374 at March 31, 2002, compared to $13,263 at December 31, 2001. The change is attributable to the total comprehensive income for the three months ended March 31, 2002. As of March 31, 2002, 1,394,172 shares of common stock were issued and outstanding. Additional paid-in capital was $11,360 at December 31, 2001 and March 31, 2002.

On May 1, 2002, with the consent of the Bank, the FDIC and DFI entered a formal order under federal and state banking laws, under which the Bank and its Directors are required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank's ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to the Corporation that would result in the Bank's violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank's acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC Regulation Part 365, in relation to its capital.


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

These restrictions may adversely affect the Bank's net interest income and net interest margin in 2002 and future periods, because it is likely that the restrictions will require that the Bank reduce the outstanding balances of higher-yielding types of loans during 2002. These restrictions are also likely to result in increased non-interest expense during 2002 due to increased consulting, legal, accounting, staffing and other compliance costs associated with responding to these restrictions.

The restrictions may also reduce the Corporation's parent-company liquidity by making it unlikely that the Bank will be in a position to pay dividends to the Corporation during the period of such restrictions, and the Corporation may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At March 20, 2002, the Corporation had sufficient liquid assets to pay the interest payable under on the subordinated debentures related to the trust preferred securities during 2002, and the Corporation may elect to defer the payment of interest on such debentures for certain periods of time in any event. The Corporation therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio that are included in the May 2002 order will be material to parent-company liquidity during 2002.


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


PARENT COMPANY LIQUIDITY

Heartland, the parent company of the Bank, expects to rely upon dividends from the Bank as the source of its funds to meet its obligations under the $5,000 guaranteed preferred beneficial interest in the Corporation's subordinated debentures described in Note 4 to the financial statements included in this report. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of its subordinated debentures, whether due to the dividend limitations that are included in the Bank's regulatory order described in Note 6 to the Financial Statements or otherwise, Heartland would be required to defer distributions on the subordinated debentures for a period not to exceed 20 consecutive quarters or obtain alternative sources of funds to satisfy its obligations.

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

Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

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



                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)



Date:  05/15/02                          /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date:  5/15/02                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer