Form 10QSB
period 2002-06-30
HEARTLAND BANCSHARES INC /IN/
filed 2002-08-09
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 2002

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

As of August 9, 2002, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

                                                        June 30,    December 31,
                                                          2002           2001
                                                          ----           ----
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $    9,650     $  7,202
Federal funds sold                                          2,864        9,305
                                                       ----------     --------
      Total cash and cash equivalents                      12,514       16,507

Time deposits with other financial institutions               500          500
Securities available-for-sale                              21,739       17,603
Loans held for sale                                         1,502        4,597
Loans, net of allowance of $3,835 and $3,400              126,557      143,236
Premises and equipment, net                                 2,736        2,853
Federal Home Loan Bank (FHLB) stock                           608          512
Accrued interest receivable and other assets                4,309        3,828
                                                       ----------     --------


                                                       $  170,465     $189,636
                                                       ==========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   19,047     $ 17,687
   Interest-bearing demand and savings deposits            55,527       68,654
   Interest-bearing time deposits                          66,563       74,650
                                                       ----------     --------
      Total deposits                                      141,137      160,991
   Repurchase agreements                                    6,087        5,554
   FHLB borrowings                                          4,000        4,000
   Accrued interest payable and other liabilities             925          828
                                                       ----------     --------
                                                          152,149      171,373
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                    5,000        5,000

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 shares issued and
      outstanding                                           1,394        1,394
   Additional paid-in capital                              11,360       11,360
   Retained earnings                                          297          358
   Accumulated other comprehensive income                     265          151
                                                       ----------    ---------
                                                           13,316       13,263
                                                       ----------     --------
                                                       $  170,465     $189,636
                                                       ==========     ========




------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
             CONSOLIDATED STATEMENTS OF INCOME For the three and six
                       months ended June 30, 2002 and 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------

                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                                  2002        2001        2002       2001
                                  ----        ----        ----       ----

Interest income
   Loans, including related fees $2,430      $3,241      $5,120     $6,496
   Securities:
     Taxable                        245         348         483        714
     Non-taxable                     31          16          62         30
   Other                             84          93         131        165
                                 ------      ------      ------     ------
                                  2,790       3,698       5,796      7,405
Interest expense
   Deposits                         958       1,763       1,999      3,571
   Short-term borrowings             21          51          45        152
   Other borrowings                 115          55         227        109
                                 ------      ------      ------     ------
Total interest expense            1,094       1,869       2,271      3,832
                                 ------      ------      ------     ------

Net interest income               1,696       1,829       3,525      3,573
Provision for loan losses           500         724         850        996
                                 ------      ------      ------     ------
Net interest income after
provision for loan losses         1,196       1,105       2,675      2,577
Noninterest income
   Service charges and fees         153         156         297        287
   Investment commissions           106          49         198         92
   Brokered mortgage loan fees       99          94         262        162
   Other                             83          53         116        115
                                 ------      ------      ------     ------
                                    441         352         873        656

Noninterest expense
Salaries and employee
 benefits                           957         737       1,918      1,433
Occupancy and equipment, net        173          93         333        186
Data processing                     234         159         424        322
Advertising                          28          26          54         55
Professional fees                   111          50         181        117
FDIC Insurance                       71          19          93         25
Provision for loss on
 Other Real Estate                  300           -         300          -
Other                               214         140         371        289
                                 ------      ------      ------     ------
                                  2,088       1,224        3674      2,427
                                 ------      ------      ------     ------
Income before income taxes         (451)        233        (126)       806
Income tax expense/(benefit)       (189)         80         (65)       308
                                 ------      ------      ------     ------
Net income                       $ (262)     $  153      $  (61)    $  498
                                 ======      ======      ======     ======
Basic and diluted earnings
    per share                    $ (.19)     $  .11      $ (.04)    $  .36
                                 ======      ======      ======     ======

------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Six Months ended June 30, 2002 and 2001
                          (Dollar amounts in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other       Total
                                     Additional             Compre-     Share-
                             Common    Paid-in  Retained    hensive    holders'
                              Stock    Capital  Earnings    Income      Equity
                              -----    -------  --------    ------      ------
Balance January 1,
 2001                        $ 1,328   $ 10,912  $  347     $   71   $  12,658
Comprehensive income
   Net income                      -         -      498          -         498
   Change in net
    Unrealized
     gain/(loss)                   -         -        -        131         131
                                                                      --------
Total comprehensive
 income                                                                    629
                             -------   --------  ------     ------    --------
Balance June 30,
 2001                        $ 1,328   $ 10,912  $  845     $  202    $ 13,287
                             =======   ========  ======     ======    ========


Balance January 1,
 2002                        $ 1,394   $ 11,360  $  358     $  151    $ 13,263

Comprehensive income
   Net income                      -         -      (61)         -         (61)
   Change in net
    Unrealized
     gain/(loss)                   -         -        -        114         114
                                                                      --------
Total comprehensive
 Income                                                                     53
                             -------   --------  ------     ------    --------
Balance June 30,
 2002                        $ 1,394   $ 11,360  $  297     $  265    $ 13,316
                             =======   ========  ======     ======    ========














------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months ended June
                                30, 2002 and 2001
                          (Dollar amounts in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------



                                                               2002      2001
                                                               ----      ----
Cash flows from operating activities
   Net income                                              $    (61)  $    498
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                             141         63
      Provision for loan losses                                 850        996
      Change in assets and liabilities:
         Loans held for sale                                  3,095          -
         Accrued interest receivable and other assets          (481)      (510)
         Accrued interest payable and other liabilities          22         27
                                                           --------   --------
            Net cash from operating activities                3,566      1,074

Cash flows from investing activities
   Purchase of securities available-for-sale                 (8,544)   (10,182)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                            4,606     10,609
   Loans made to customers, net of payments collected        15,829    (17,312)
   Purchase of FHLB stock                                       (96)         -
   Net purchases of property and equipment                      (33)      (223)
                                                           --------   --------
      Net cash from investing activities                     11,762    (17,108)

Cash flows from financing activities
   Net change in deposit accounts                           (19,854)    19,914
   Net change in short-term borrowings                          533     (2,876)
   Net change other borrowings                                    -        (83)
                                                           --------   --------
      Net cash from financing activities                    (19,321)    16,955
                                                           --------   --------

Net change in cash and cash equivalents                      (3,993)       921

Cash and cash equivalents at beginning of period             16,507      7,239
                                                           --------   --------
Cash and cash equivalents at end of period                 $ 12,514   $  8,160
                                                           ========   ========











------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

New Accounting Pronouncements: New accounting standards will apply for 2003 dealing with asset retirement obligations, debt extinguishment and certain lease modifications and exit costs. The Corporation does not believe these standards will have a material affect on its financial position or results of operations, but the effects will depend on the existence of applicable activities at the effective date of the standards.

Effective January 1, 2002, the Corporation adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Corporation was not material.

Basis of Presentation:

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

NOTE 2 - PER SHARE DATA

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, which was 1,394,172 for all periods. The outstanding stock options were not dilutive in any period, but could become dilutive in the future.

NOTE 3 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

------------------------------------------------------------------------------

NOTE 3 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

The prompt corrective action regulations applicable to the Bank provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At June 30, 2002 and December 31, 2001, the Corporation and the Bank exceeded minimums required for Capital Adequacy purposes and the Bank was "well-capitalized" under the Prompt Corrective Action Regulations. Actual capital levels and minimum required levels were:

                                                               Minimum Required
                                                                  To Be Well
                                            Minimum Required  Capitalized Under
                                               For Capital    Prompt Corrective
                               Actual       Adequacy Purposes Action Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----
June 30, 2002- Bank
Total capital
 (to risk weighted assets)$17,667   13.45%  $10,509     8%    $13,136      10%
Tier 1 capital
 (to risk weighted assets) 15,998   12.18     5,254     4       7,882       6
Tier 1 capital
 (to average assets)       15,998    8.88     7,209     4       9,012       5

June 30, 2002 - Corporation
Total capital
 (to risk weighted assets)$19,720   14.99%  $10,524     8%        N/A
Tier 1 capital
 (to risk weighted assets) 16,317   12.40     5,262     4
Tier 1 capital
  (to average assets)      16,317    9.06     7,206     4


December 31, 2001- Bank
Total capital
 (to risk weighted assets)$17,752   12.45%  $11,410     8%    $14,263      10%
Tier 1 capital
 (to risk weighted assets) 15,949   11.18     5,705     4       8,558       6
Tier 1 capital
 (to average assets)       15,949    8.53     7,476     4       9,345       5

December 31, 2001 - Corporation
Total capital
 (to risk weighted assets)$19,916   13.95%  $11,422     8%        N/A
Tier 1 capital
 (to risk weighted assets) 16,391   11.48     5,711     4
Tier 1 capital
 (to average assets)       16,391    8.77     7,476     4





------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

------------------------------------------------------------------------------

NOTE 3 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

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

These restrictions have adversely affected, and are likely to continue to adversely affect, the Bank's net interest income and net interest margin in 2002 and future periods, because the restrictions have required that the Bank reduce the outstanding balances of higher-yielding types of loans during 2002. These restrictions have also resulted, and are likely to continue to result, in increased non-interest expense during 2002 and future periods due to increased consulting, legal, accounting, staffing and other compliance costs associated with responding to these restrictions.

The restrictions may also reduce the Corporation's parent-company liquidity by making it unlikely that the Bank will be in a position to pay dividends to the Corporation during the period of such restrictions, and the Corporation may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At June 30, 2002, the Corporation had sufficient liquid assets to pay the interest payable on the subordinated debentures related to the trust preferred securities during 2002, and the Corporation may elect to defer the payment of interest on such debentures for certain periods of time in any event. The Corporation therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio that are included in the May 2002 order will be material to parent-company liquidity during 2002.








------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the financial condition at June 30, 2002 compared to December 31, 2001 and the results of operations for the three and six month periods ended June 30, 2002 in comparison to the three and six month periods ended June 30, 2001 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes included in this report on Form 10-QSB, and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Heartland's December 31, 2001 Annual Report on Form 10-KSB.

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

As described by note 3 to the financial statements included in this report, the financial condition, results of operations, capital resources, and liquidity of Heartland and the Bank are materially affected by the provisions of an order entered by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions on May 1, 2002 (the "May 1, 2002 Order"). This discussion should be read in conjunction with note 3 and with the text of the May 1, 2002 Order which is filed as Exhibit 10.1 to this report, and such note 3 and such exhibit are incorporated herein by reference.





------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  June 30, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

FINANCIAL CONDITION

Total assets at June 30, 2002 were $170,465, a decrease of $19,171 or 10.11% from the December 31, 2001 total assets of $189,636. Net loans were $126,557 at June 30, 2002, a reduction of $16,679, or 11.64%, from the December 31, 2001 total of $143,236. Net loans declined due to maturities, charge-offs and repayments of existing loans partially offset by origination of new loans. During the first six months of 2002, the bank implemented more stringent lending policies and practices, which slowed new loan production and prevented renewal of certain existing loans. The largest portion of the decrease in loans occurred in the commercial real estate and acquisition, development and construction loan types, which loan types were required to be reduced as a percentage of the Bank's Tier 1 capital as part of the requirements under the May 1, 2002 Order.

Total deposits decreased $19,854 to $141,137 at June 30, 2002, or 12.33%, from $160,991 at December 31, 2001. Due to the decline in loans, the need for funding from deposits also declined. The reduction in deposits was made up of the decline in deposits from public entities partially offset by an increase in deposits from non-public entities. Total deposits from public entities declined from $39,882 at December 31, 2001 to $15,052 at June 30, 2002. Short-term borrowings increased by $533 from $5,554 at December 31, 2001 to $6,087 at June 30, 2002.

Heartland's total equity to total asset ratio was 7.81% at June 30, 2002 compared to 6.99% at December 31, 2001. The increase was due to total comprehensive income for the six months ended June 30, 2002 and the decline in total assets. Book value per common share of Heartland was $9.55 at June 30, 2002 compared to $9.51 at December 31, 2001. The change in book value per common share resulted from the total comprehensive income for the six months ended June 30, 2002.

RESULTS OF OPERATIONS

Heartland recorded a net loss of $262 for the three months ended June 30, 2002 compared to net income of $153 for the three months ended June 30, 2001.
Heartland recorded net loss of $61 for the six months ended June 30, 2002 compared to net income of $498 for the six months ended June 30, 2001.

Interest income for the three months ended June 30, 2002 was $2,790, compared to $3,698 for the three months ended June 30, 2001. Interest income for the six months ended June 30, 2002 was $5,796 compared to $7,405 for the six months ended June 30, 2001. The decrease in interest income for both the three and six month periods was related to the decline in average yield on interest earning assets and the decline in volume of earning assets, including an increased level of non-accrual loans in 2002.


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Interest expense of $1,094 was incurred during the three months ended June 30, 2002 compared to interest expense during the three months ended June 30, 2001 of $1,869. Interest expense for the six months ended June 30, 2002 was $2,271 compared to $3,832 for the six months ended June 30, 2001. The decrease in interest expense for both the three and six month periods was related to the decline in average rate paid on interest bearing liabilities and the decrease in average balance of deposits, partially offset by the increase in average balance of non-deposit interest bearing liabilities.

Interest on other borrowings was $115 and $227 for the three and six months ended June 30, 2002 compared to $55 and $109 for the three and six months ended June 30, 2001. The increase is due to $74 for the three months ended June 30, 2002 and $146 for the six months ended June 30, 2002 of interest on the guaranteed preferred beneficial interest in the Corporation's subordinated debentures, which subordinated debentures were issued December 18, 2001.

For the three months ended June 30, 2002, net interest income decreased $131, 7.2%, from the three months ended June 30, 2001. Net interest income decreased $50, 1.3%, from the six months ended June 30, 2001. The declines for both periods were principally due to lower volumes of earning assets.

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Provision for loan loss is recorded in the amount necessary to maintain the balance in the allowance at the estimated level.

The provision for loan losses recorded during the three months ended June 30, 2002 was $500 compared to $724 for the three months ended June 30, 2001. Net recoveries during the three months ended June 30, 2002 were $292 and the decreased provision was partially due to those recoveries. Net charge-offs during the three months ended June 30, 2001 were $829. The provision for loan losses recorded during the six months ended June 30, 2002 was $850 compared to $996 for the six months ended June 30, 2001. Net charge-offs for the six months ended June 30, 2002 were $415 compared to $1,059 for the six months ended June 30, 2001.

Non performing loans at June 30, 2002 total $6,571 compared to $749 at December 31, 2001. The allowance for loan losses was 2.9% of gross loans at June 30, 2002 compared to 2.31% of gross loans at December 31, 2001. The increase in the allowance as a percent of loans is related to the increase in allocations provided on non-performing and other problem loans. The increase in non performing loans from December 31, 2001 to June 30, 2002 is primarily made up of loans totaling $4,528 to five separate borrowers.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. Management evaluates the credit quality of individual loans and borrowers and assigns a risk grade based on the various factors included in the evaluation. Loans receiving substandard risk grades are monitored regularly for repayment performance and changes in the borrowers' ability to repay the loans. These loans do not necessarily meet the definition of non-accrual or non performing loans and a substandard grade does not necessarily indicate that management expects a future loan loss. The outstanding balance of loans with an assigned risk grade of substandard was $15,908 and $16,338 at June 30, 2002 and December 31, 2001.

More stringent collection practices were established during the six months ended June 30, 2002 for borrowers that showed the inability to perform as agreed, including non-renewal of certain matured loans and placement of other loans on non-accrual status, which contributed to the higher non-performing loan totals at June, 30, 2002. In an effort to improve asset quality, more restrictive lending policies and practices were established and additional credit personnel, including a new Chief Credit Officer, were hired in the six months ended June 30, 2002.

Non-interest income was $441 and $873 for the three and six months ended June 30, 2002 and includes $106 and $198 of investment commissions. Comparatively, non-interest income was $352 and $656 for the three and six months ended June 30, 2001 and included $49 and $92 of investment commissions. The increase in investment commissions is due to the increased volume of investment sales.

Salaries and benefits expense was $957 and $1,918 for the three and months ended June 30, 2002 compared to $737 and $1,433 for the three and six months ended June 30, 2001. The increase in salaries and benefits expense is primarily due to the addition of employees in the lending area and higher commissions paid to employees for investment commissions income.

Net occupancy and equipment expenses of $173 and $333 were incurred during the three and six months ended June 30, 2002. During the three and six months ended June 30, 2001 the net occupancy and equipment expenses were $93 and $186. The increase in occupancy and equipment expenses is primarily due to the opening of an operations facility in September of 2001.

Data processing expense was $234 and $424 for the three and six months ended June 30, 2002 compared to $159 and $322 for the three and six months ended June 30, 2001. The increase in expense from 2001 to 2002 is primarily due to the cost associated with transferring the bank's loan files to an imaging system.

Professional fees were $111 and $181 for the three and six months ended June 30, 2002 compared to $50 and $117 for the three and six months ended June 30, 2001. The increase was primarily due to additional legal fees associated with loan collections.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

FDIC insurance was $71 and $93 for the three and six months ended June 30, 2002 compared to $19 and $25 for the three and six months ended June 30, 2001. The increase was primarily due to changing of the bank's risk assessment by the FDIC.

Provision for loss on other real estate was $300 for the three and six months ended June 30, 2002 compared to $0 for the three and six months ended June 30, 2001. Other real estate consists of properties obtained in the process of collection of loans. At the time other real estate is obtained, the estimated fair value of the property is recorded as an asset and, if deemed uncollectable, the remaining balance of the loan is recorded as a charge against the allowance for loan losses. Subsequent reductions in the estimated fair value of the property are recorded as provision for loss on other real estate during the period in which the change is identified. In the quarter ended June 30, 2002, the bank recorded a reduction of the book value of several parcels of other real estate to the estimated fair value.

The remaining expenses during the three and six months ended June 30, 2002 and during the three and six months ended June 30, 2001 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily related to the opening of operations facility in September of 2001, the additional staff and the costs associated with compliance with the May 1, 2002 Order.

CAPITAL RESOURCES

Shareholders' equity totaled $13,316 at June 30, 2002, compared to $13,263 at December 31, 2001. The change is attributable to the total comprehensive income for the six months ended June 30, 2002.

LIQUIDITY

Liquidity management for the Bank focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for the Bank is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. The Bank also has the ability to borrow from the Federal Home Loan Bank of Indianapolis with various repayment terms ranging from 1 day to 15 years. Such borrowings would be secured by a "blanket" collateral agreement covering all available mortgage loans and investment securities in the Bank's portfolio. The Bank manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.



------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Heartland, the parent company of the Bank, expects to rely upon dividends from the Bank as the source of its funds to meet its obligations under the $5,000 guaranteed preferred beneficial interest in the subordinated debentures. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of its subordinated debentures, whether due to the dividend limitations that are included in the Bank's regulatory order described in Note 3 to the Financial Statements or otherwise, Heartland would be required to defer distributions on the subordinated debentures for a period not to exceed 20 consecutive quarters or obtain alternative sources of funds to satisfy its obligations.

Forward-Looking Statements

Heartland from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Corporation's loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Corporation's financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "will," "would," "could," "should", "intend," "project," "estimate," "believe" or "anticipate," or similar expressions.

Heartland may include forward-looking statements in filings with the Securities and Exchange Commission ("SEC"), such as this Form 10-QSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Heartland undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.











------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2002
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Corporation that are expressed or implied by any forward-looking statement. The discussion incorporated by reference into Item 7 of the annual report on Form 10-KSB for December 31, 2001, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference, lists some of the factors that could cause the Corporation's actual results to vary materially from those expressed or implied by any forward-looking statements. Other uncertainties that could cause the Corporation's actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Corporation and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the impact on the Bank of the asset growth, capital, loan concentration reduction, and other provisions of the formal order entered on May 1, 2002 by the FDIC and the DFI. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to time when considering any forward-looking statement.
















------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

------------------------------------------------------------------------------

ITEM 1.  Legal Proceedings

Other than the May 1, 2002, entry by the Federal Deposit Insurance Corporation and Indiana Department of Financial Institution of a formal order against the Bank under federal and state banking laws (as more fully described in note 3 to the consolidated financial statements included in Part I of this report, which note 3 is incorporated herein by reference), and routine litigation incidental to the business, Heartland and the Bank are not involved in any legal proceedings. The May 1, 2002 order resolved the legal proceeding reported by Heartland in Item 3 of its annual report on Form 10-KSB for the year ended December 31, 2001.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Heartland convened its Annual Meeting of Shareholders on April 22, 2002. Because a quorum was not present, the meeting was adjourned and re-convened on May 20, 2002. At the Annual Meeting, the shareholders elected as directors for an additional three-year term the two nominees proposed by the Board of Directors.

                       Votes             Votes
Nominee              Cast for           Withheld

Gordon Dunn           706,032            3,034
Steve Bechman         707,842            1,224

The following members of the Board of Directors continued in office following the meeting for terms expiring at the annual meetings in the following years:

2003 - Sharon Acton, Jeffrey L. Goben and John Norton and
2004 - J. Michael Jarvis, Robert Richardson, Patrick A. Sherman.
















------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

------------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K:


Exhibit NO.     Description

3.1 Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
                3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")
3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2.
4.1 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2             Terms of Common  Shares and  Preferred  Shares are included in
                the  Amended  and  Restated   Articles  of   Incorporation  of
                Heartland   Bancshares,   Inc.,   which  are  incorporated  by
                reference to Exhibit 3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit
                3.01 to Form 8-K filed June 30, 2000.
10.1 Order to Cease and Desist entered by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions dated May 1, 2002.
99.1            Certification by the Chief Executive Officer.
99.2            Certification by the Chief Financial Officer.


Reports on Form 8-K


Except for the repot on Form 8-K filed April 23, 2002 disclosing certain matters under Regulation FD Disclosure (Item 9), no reports on Form 8-K were filed during the three months ended June 30, 2002. Contrary to management's expectations on April 23, 2002, Heartland incurred a net loss for the three months ended June 30, 2002. Accordingly the net income expectations set forth in the report on Form 8-K, which spoke only as of the date of that report, are no longer valid.

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



                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)



Date:  08/09/02                          /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date:  8/09/02                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer