Form 10QSB
period 2002-09-30
HEARTLAND BANCSHARES INC /IN/
filed 2002-11-14
CIK 1042905

FORM 10-QSB

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September 30, 2002

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

As of November 14, 2002, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                          (Dollar amounts in thousands)

-------------------------------------------------------------------------------

                                                      September 30, December 31,
                                                          2002           2001
                                                          ----           ----
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $   13,620     $  7,202
Federal funds sold                                          8,360        9,305
                                                       ----------     --------
      Total cash and cash equivalents                      21,980       16,507

Time deposits with other financial institutions               500          500
Securities available-for-sale                              16,154       17,603
Loans held for sale                                         6,417        4,597
Loans, net of allowance of $3,462 and $3,400              122,134      143,236
Premises and equipment, net                                 2,725        2,853
Federal Home Loan Bank stock                                  608          512
Accrued interest receivable and other assets                5,091        3,828
                                                       ----------     --------

                                                       $  175,609     $189,636
                                                       ==========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   19,802     $ 17,687
   Interest-bearing demand and savings deposits            57,141       68,654
   Interest-bearing time deposits                          73,050       74,650
                                                       ----------     --------
      Total deposits                                      149,993      160,991
   Repurchase agreements                                    3,489        5,554
   Other borrowings                                         4,000        4,000
   Accrued interest payable and other liabilities             895          828
                                                       ----------     --------
                                                          158,377      171,373
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                    5,000        5,000

Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 shares issued and
      outstanding                                           1,394        1,394
   Additional paid-in capital                              11,360       11,360
   Retained earnings (deficit)                               (833)         358
   Accumulated other comprehensive income                     311          151
                                                       ----------    ---------
                                                           12,232       13,263

                                                       $  175,609     $189,636
                                                       ==========     ========




--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
         For the three and nine months ended September 30, 2002 and 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                  2002        2001        2002       2001
                                  ----        ----        ----       ----
Interest income
   Loans, including related fees $2,298      $3,261      $7,418     $9,757
   Securities:
     Taxable                        241         370         724      1,084
     Non-taxable                     31          18          93         48
     Other                           48          44         179        209
                                  -----       -----       -----     ------
                                  2,618       3,693       8,414     11,098
Interest expense
   Deposits                         845       1,496       2,844      5,067
   Short-term borrowings             19          48          64        200
   Other borrowings                 114          84         341        193
                                 ------      ------      ------     ------
Total interest expense              978       1,628       3,249      5,460
                                 ------      ------      ------     ------

Net interest income               1,640       2,065       5,165      5,638
Provision for loan losses         2,000         391       2,850      1,387
                                 ------      ------      ------     ------
Net interest income (loss) after
provision for loan losses          (360)      1,674       2,315      4,251
Noninterest income
   Service charges and fees         148         159         445        446
   Investment commissions            90         102         288        194
   Brokered mortgage loan fees      193         101         455        262
   Other                             73          50         189        165
                                 ------      ------      ------     ------
                                    504         412       1,377      1,067

Noninterest expense
   Salaries and employee benefits   966         809       2,883      2,242
   Occupancy and equipment, net     166         146         499        332
   Data processing                  193         155         617        477
   Professional fees                 79          70         260        187
   FDIC insurance                    65          21         158         46
   Provision for loss on
    Other Real Estate               200           -         500          -
   Other                            355         211         780        554
                                 ------      ------      ------     ------
                                  2,024       1,412       5,697      3,838
                                 ------      ------      ------     ------
Income (loss) before income
     taxes                       (1,880)        674      (2,005)     1,480
Income taxes                       (749)        256        (814)       564
                                 ------      ------      ------     ------
Net income (loss)                $(1,131)    $  418      $(1,191)   $  916
                                 =======     ======      =======    ======
Basic and diluted earnings
    (loss) per share             $  (.81)    $  .30      $  (.85)   $  .66
                                 =======     ======      =======    ======
Comprehensive income (loss)      $(1,085)    $  458      $(1,031)   $1,087
                                 =======     ======      =======    ======

--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Nine months ended September 30, 2002 and 2001
                          (Dollar amounts in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------

                                                          Accumulated
                                                             Other       Total
                                     Additional Retained    Compre-     Share-
                             Common    Paid-in  Earnings    hensive    holders'
                              Stock    Capital  (Deficit)   Income      Equity
                              -----    -------  ---------   ------      ------
Balance January 1, 2001      $1,328    $10,912   $  347     $   71   $  12,658
Comprehensive income
   Net income                     -         -       916          -         916
   Change in net
    Unrealized
     gain/(loss)                  -         -         -        171         171
                                                                      --------
Total comprehensive
 income                                                                  1,087

Balance September 30,
2001                         ------    -------   ------     ------    --------
                             $1,328    $10,912   $1,263     $  242    $ 13,745
                             ======    =======   ======     ======    ========


Balance January 1,
 2002                        $1,394    $11,360   $  358     $  151    $ 13,263

Comprehensive income
   Net loss                       -         -    (1,191)         -      (1,191)
   Change in net
    Unrealized
     gain/(loss)                  -         -         -        160         160
                                                                      --------
Total comprehensive
 Income (loss)                                                          (1,031)

Balance September 30,        ------    -------   ------     ------    --------
 2002                        $1,394    $11,360   $ (833)    $  311    $ 12,232
                             ======    =======   ======     ======    ========













--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2002 and 2001
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                             2002        2001
                                                             ----        ----
Cash flows from operating activities
   Net income (loss)                                       $ (1,191)  $    916
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                             217         42
      Provision for loan losses                               2,850      1,387
      Change in assets and liabilities:
         Loans held for sale                                 (1,820)    (1,644)
         Accrued interest receivable and other assets        (1,263)      (137)
         Accrued interest payable and other liabilities         (39)       293
                                                           --------    -------
            Net cash from operating activities               (1,246)       857

Cash flows from investing activities
   Purchase of securities available-for-sale                 (8,544)   (10,686)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                           10,269     15,459
   Loans made to customers, net of payments collected        18,252    (22,586)
   Purchase of FHLB stock                                       (96)         -
   Net purchases of property and equipment                      (99)      (682)
                                                           --------   --------
      Net cash from investing activities                     19,782    (18,495)

Cash flows from financing activities
   Net change in deposit accounts                           (10,998)    22,248
   Net change in short-term borrowings                       (2,065)    (5,054)
   Net change other borrowings                                    -      1,917
                                                           --------   --------
      Net cash from financing activities                    (13,063)    19,111
                                                           --------   --------

Net change in cash and cash equivalents                       5,473      1,473

Cash and cash equivalents at beginning of period             16,507      7,239
                                                           --------   --------
Cash and cash equivalents at end of period                 $ 21,980   $  8,712
                                                           ========   ========













--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The consolidated financial statements include the accounts of Heartland Bancshares, Inc. (Corporation) and its wholly-owned subsidiary, Heartland Community Bank (Bank), after elimination of significant intercompany transactions and accounts.

New Accounting Pronouncements: New accounting standards will apply for 2003 dealing with asset retirement obligations, debt extinguishment and certain lease modifications and exit costs. The Corporation does not believe these standards will have a material effect on its financial position or results of operations, but the effects will depend on the existence of applicable activities at the effective date of the standards.

Effective January 1, 2002, the Corporation adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Corporation was not material.

Basis of Presentation:

These financial statements were prepared in accordance with the Securities and Exchange Commission instructions for Form 10-QSB and for interim periods and do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.

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



-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

--------------------------------------------------------------------------------

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

At September 30, 2002 and December 31, 2001, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                              Minimum Required
                                                                 To Be Well
                                            Minimum Required  Capitalized Under
                                               For Capital    Prompt Corrective
                               Actual       Adequacy Purposes Action Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----
September 30, 2002- Bank
Total capital
  (to risk weighted assets)$16,535   12.92% $ 8,276     8%    $10,345      10%
Tier 1 capital
  (to risk weighted assets) 14,912   11.65    4,138     4       6,207       6
Tier 1 capital
  (to average assets)       14,912    8.79    7,016     4       8,770       5

September 30, 2002 - Corporation
Total capital
  (to risk weighted assets)$18,544   14.46% $10,256     8%        N/A
Tier 1 capital
  (to risk weighted assets) 14,901   11.62    5,128     4
Tier 1 capital
  (to average assets)       14,901    8.77    6,796     4


December 31, 2001- Bank
Total capital
  (to risk weighted assets)$17,752   12.45% $11,410     8%    $14,263      10%
Tier 1 capital
  (to risk weighted assets) 15,949   11.18    5,705     4       8,558       6
Tier 1 capital
  (to average assets)       15,949    8.53    7,476     4       9,345       5

December 31, 2001 - Corporation
Total capital
  (to risk weighted assets)$19,916   13.95% $11,422     8%        N/A
Tier 1 capital
  (to risk weighted assets) 16,391   11.48    5,711     4
Tier 1 capital
  (to average assets)       16,391    8.77    7,476     4









--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

-------------------------------------------------------------------------------

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

The restrictions may also reduce the Corporation's parent-company liquidity by making it unlikely that the Bank will be in a position to pay dividends to the Corporation during the period of such restrictions, and the Corporation may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At September 30, 2002, the Corporation had sufficient liquid assets to pay the interest payable on the subordinated debentures related to the trust preferred securities during 2002, and the Corporation may elect to defer the payment of interest on such debentures for certain periods of time in any event. The Corporation therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio that are included in the May 2002 order will be material to parent-company liquidity during 2002.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the financial condition at September 30, 2002 compared to December 31, 2001 and the results of operations for the three and nine month periods ended September 30, 2002 in comparison to the three and nine month periods ended September 30, 2001 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Heartland's December 31, 2001 Annual Report on Form 10-KSB.

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

As described by note 3 to the financial statements included in this report, the financial condition, results of operations, capital resources, and liquidity of Heartland and the Bank are materially affected by the provisions of an order entered by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions on May 1, 2002 (the "May 1, 2002 Order"). This discussion should be read in conjunction with note 3 and with the text of the May 1, 2002 Order which is filed as Exhibit 10.1 to Heartland's Quarterly report on Form 10-QSB for the quarter ended June 30, 2002, and such exhibit is incorporated herein by reference.






--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Total assets at September 30, 2002 were $175,609, a decrease of $14,027 or 7.4% from the December 31, 2001 total assets of $189,636. Net loans were $122,134 at September 30, 2002, a reduction of $21,102 or 14.7%, from the December 31, 2001 total of $143,236. Net loans declined due to maturities, charge-offs and repayments of existing loans, partially offset by origination of new loans. During the first nine months of 2002, the bank implemented more stringent lending policies and practices, which slowed new loan production and prevented renewal of certain existing loans. The largest portion of the decrease in loans occurred in the commercial real estate and acquisition, development and construction loan types, which loan types were required to be reduced as a percentage of the Bank's Tier 1 capital as part of the requirements under the May 1, 2002 Order.

Total deposits decreased $10,998 to $149,993 at September 30, 2002, or 6.8%, from $160,991 at December 31, 2001. Due to the decline in loans, the need for funding from deposits also declined. The reduction in deposits was made up of the decline in deposits from public entities partially offset by an increase in deposits from non-public entities. Total deposits from public entities declined from $39,882 at December 31, 2001 to $14,078 at September 30, 2002. Short-term borrowings decreased by $2,065 from $5,554 at December 31, 2001 to $3,489 at September 30, 2002.

Heartland's total equity to total asset ratio was 6.97% at September 30, 2002 compared to 6.99% at December 31, 2001. The decrease was primarily due to total comprehensive loss for the nine months ended September 30, 2002, partially offset by the decline in total assets. Book value per common share of Heartland was $8.77 at September 30, 2002 compared to $9.51 at December 31, 2001. The change in book value per common share resulted from the total comprehensive loss for the nine months ended September 30, 2002.

RESULTS OF OPERATIONS

Heartland recorded net loss of $1,131 and $1,191 for the three and nine month periods ended September 30, 2002 compared to net income of $418 and $916 for the three and nine month periods ended September 30, 2001. Interest income for the three and nine month periods ended September 30, 2002 was $2,618 and $8,414 compared to $3,693 and $11,098 for the three and nine month periods ended September 30, 2001. The decrease in interest income was related to the decline in average yield on interest earning assets and the decrease in average balance of interest earning assets, principally loans.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Interest expense of $978 and $3,249 was incurred during the three and nine month periods ended September 30, 2002. Interest expense during the three and nine month periods ended September 30, 2001 was $1,628 and $5,460. The decrease in interest expense was related to the decline in average rate paid on interest bearing liabilities and the decrease in average balance of interest bearing liabilities. For the three months ended September 30, 2002, net interest income decreased $425, 20.6%, from the three months ended September 30, 2001. Net interest income decreased $473, 8.4%, from the nine months ended September 30, 2001. The declines for both periods were principally due to lower volumes of earning assets, and higher average balances of nonaccrual loans.

Interest on other borrowings was $114 for the three month period and $341 for the nine month period ended September 30, 2002 compared to $84 and $193 for the three and nine month periods ended September 30, 2001. The increases are due to $73 and $219 of interest for the three and nine month periods on the guaranteed preferred beneficial interest in the Corporation's subordinated debentures, which subordinated debentures were issued December 18, 2001.

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

The provision for loan losses recorded during the three and nine month periods ended September 30, 2002 was $2,000 and $2,850 compared to $391 and $1,387 for the three and nine month periods ended September 30, 2001. Net charge-offs during the three months ended September 30, 2002 were $2,373 compared to $297 during the three months ended September 30, 2001 and the increased provision was primarily due to the increase in charge-offs. During the quarter ended September 30, 2002, net charge-offs were 118.65 percent of the provision for loan losses. Net charge-offs were $2,086 during the nine months ended September 30, 2002. Net charge-offs were $1,356 during the nine months ended September 30, 2001. During the three months ended September 30, 2002, commercial loans to one borrower totaling $1,980 were charged off.

Non performing loans at September 30, 2002 total $5,419 compared to $749 at December 31, 2001. The allowance for loan losses was 2.76% of gross loans at September 30, 2002 compared to 2.32% of gross loans at December 31, 2001. The increase in the allowance as a percent of loans is related to the increase in allocations provided on non-performing and other problem loans. Loans totaling $3,278 to four separate borrowers comprise 70.2% of the increase in non performing loans from December 31, 2001 to September 30, 2002.

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2002
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------

Our loan quality monitoring process includes assigning loan grades to commercial loans and the use of a watch list to identify loans of concern. Management evaluates the credit quality of individual loans and borrowers and assigns a risk grade based on the various factors included in the evaluation. Loans receiving substandard or doubtful risk grades are monitored regularly for repayment performance and changes in the borrowers' ability to repay the loans. These loans do not necessarily meet the definition of non-accrual or non performing loans and a substandard or doubtful grade does not necessarily indicate that management expects a future loan loss. The outstanding balance of loans with an assigned risk grade of substandard or doubtful was $14,096 and $16,338 at September 30, 2002 and December 31, 2001.

More stringent collection practices were established during the nine months ended September 30, 2002 for borrowers that showed the inability to perform as agreed, including non-renewal of certain matured loans and placement of other loans on non-accrual status, which contributed to the higher non-performing loan totals at September, 30, 2002. In an effort to improve asset quality, more restrictive lending policies and practices were established and additional credit personnel, including a new Chief Credit Officer, were hired in the nine months ended September 30, 2002.

Non-interest income was $504 and $1,377 for the three and nine month periods ended September 30, 2002 and includes $193 and $455 of brokered mortgage loan fees. Comparatively, non-interest income was $412 and $1,067 for the three and nine months ended September 30, 2001 and included $101 and $262 of brokered mortgage loan fees. The increase in brokered mortgage loan fees is due to the addition of two full time mortgage originators and the lower interest rates creating higher volume of mortgage loans originated and brokered.

Salaries and benefits expense was $966 and $2,883 for the three and nine month periods ended September 30, 2002 compared to $809 and $2,242 for the three and nine month periods ended September 30, 2001. The increase in salaries and benefits expense is primarily due to the addition of employees in the lending area and higher commissions paid to employees for investment commissions income.

Net occupancy and equipment expenses of $166 and $499 were incurred during the three and nine month periods ended September 30, 2002. During the three and nine month periods ended September 30, 2001 the net occupancy and equipment expenses were $146 and $332. The increase in occupancy and equipment expenses was primarily due to the opening of an operations facility in September of 2001.


-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Data processing expense was $193 and $617 for the three and nine month periods ended September 30, 2002 compared to $155 and $477 for the three and nine months ended September 30, 2001. The Bank has a long term contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. The increase in expense from 2001 to 2002 is primarily due to the cost associated with transferring the bank's loan files to an imaging system.

Professional fees were $79 and $260 for the three and nine months ended September 30, 2002 compared to $70 and $187 for the three and nine months ended September 30, 2001. The increase was primarily due to additional legal fees associated with loan collections.

FDIC insurance was $65 and $158 for the three and nine months ended September 30, 2002 compared to $21 and $46 for the three and nine months ended September 30, 2001. The increase was primarily due to changing of the bank's risk assessment by the FDIC.

Provision for loss on other real estate was $200 and $500 for the three and nine months ended September 30, 2002 compared to $0 and $0 for the three and nine months ended September 30, 2001. Other real estate consists of properties obtained in the process of collection of loans. At the time other real estate is obtained, the estimated fair value of the property is recorded as an asset and, if deemed uncollectable, the remaining balance of the loan is recorded as a charge against the allowance for loan losses. Subsequent reductions in the estimated fair value of the property are recorded as provision for loss on other real estate during the period in which the change is identified. In the quarter ended September 30, 2002, the bank recorded a reduction of the book value of several parcels of other real estate to the estimated fair value.

The remaining expenses during the three and nine months ended September 30, 2002 and during the three and nine months ended September 30, 2001 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily related to the opening of operations facility in September of 2001, the additional staff and the costs associated with compliance with the May 1, 2002 Order.

The tax benefit for the three and nine months ended September 30, 2002 was $749 and $814 compared to tax expense of $418 and $916 for the three and nine months ended September 30, 2001. The related effective tax rates for the three and nine months ended September 30, 2002 were 39.8% and 40.6% compared to 38.0% and 38.1% for the three and nine month periods ended September 30, 2001.

CAPITAL RESOURCES

Shareholders' equity totaled $12,232 at September 30, 2002, compared to $13,263 at December 31, 2001. The change is attributable to the total comprehensive loss for the nine months ended September 30, 2002.

-------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

LIQUIDITY

Liquidity management for Heartland focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for Heartland is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. The Bank also has the ability to borrow from the Federal Home Loan Bank of Indianapolis with various repayment terms ranging from 1 day to 15 years. Such borrowings would be secured by specific mortgage loans and investment securities in the Bank's portfolio. Heartland manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.

Heartland, the parent company of the Bank, expects to rely upon dividends from the Bank as the source of its funds to meet its obligations under the $5,000 guaranteed preferred beneficial interest in the Corporation's subordinated debentures. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of its subordinated debentures, whether due to the dividend limitations that are included in the Bank's regulatory order described in Note 3 to the Financial Statements or otherwise, Heartland would be required to defer distributions on the subordinated debentures (which Heartland may do without default under the indenture) for a period not to exceed 20 consecutive quarters or obtain alternative sources of funds to satisfy its obligations.

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


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

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




--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               September 30, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Item 3. Controls and Procedures Disclosure

Within 90 days prior to the date of this report, Heartland carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, Heartland's principal executive officer and principal financial officer concluded that Heartland's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Heartland's periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In addition, Heartland reviewed its internal controls, and there have been no significant changes in Heartland's internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation of such controls.





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



Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 2002.

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



                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)



Date:  11/14/02                          /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date:  11/14/02                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Steve Bechman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heartland Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange of Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:__ 11/14/02_____

_/s/ Steve Bechman
Steve Bechman, Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Jeff Joyce, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heartland Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange of Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:___ 11/14/02________

_/s/ Jeffery D. Joyce
Jeffery D. Joyce, Chief Financial Officer