Form 10KSB
period 2002-12-31
HEARTLAND BANCSHARES INC /IN/
filed 2003-03-28
CIK 1042905

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 333-32245

                           HEARTLAND BANCSHARES, INC.
                 (Name of small business issuer in its charter)

Indiana                                                          35-2017085
(State or Other Jurisdiction of Incorporation             (IRS Employer Id. No.)
 or Organization)

420 North Morton Street
Franklin, Indiana                                                 46131
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:  (317) 738-3915

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X        No
                                 -----          -----

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                               -----
State issuer's revenues for its most recent fiscal year: $12,907,000

Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of March 14, 2003 of $8.00 per share $10,252,152

Shares of common stock outstanding as of March 14, 2003: 1,394,172

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders of Heartland Bancshares, Inc. for the year ended December 31, 2002, to the extent stated herein, are incorporated by reference from Exhibit 13 into Parts I and II.
2. Portions of the Proxy Statement of Heartland Bancshares, Inc. for the Annual Meeting of its Shareholders to be held May 5, 2003, to the extent stated herein, are incorporated by reference from Exhibit 99.1 into Part III.

                          FORM 10-KSB TABLE OF CONTENTS

PART I                                                              Page

Item  1.  Description of Business                                     4
Item  2.  Description of property                                    18
Item  3.  Legal Proceedings                                          19
Item  4.  Submission of Matters to a Vote of Security Holders        19

PART II

Item  5.  Market for Common Equity and Related Stockholder Matters   20
Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        20
Item  7.  Financial Statements                                       20
Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        20

PART III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act                                                        21
Item 10.  Executive Compensation                                     21
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters             22
Item 12.  Certain Relationships and Related Transactions             22
Item 13.  Exhibits and Reports on Form 8-K                           23
Item 14.  Controls and Procedures                                    24
Signatures                                                           25
Certifications

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS (Dollar amounts are in thousands, except per share data.)

GENERAL

Heartland Bancshares, Inc. ("Heartland" or the "Company") is a one-bank holding company incorporated May 27, 1997. Heartland raised approximately $11,731 in equity capital through the sale of 1,394,172 shares of Heartland's common stock at $9.07 per share, net of underwriting discounts and offering costs. Proceeds were used to capitalize Heartland Community Bank (the "Bank"), Heartland's primary asset, a wholly-owned banking subsidiary, an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 1997 and commenced banking operation December 17, 1997.

During the three year period ended December 31, 2002, Heartland's business focused on the development of the business of the Bank. Material developments during this three year period included the opening by the Bank of a new operations center in Franklin during 2001 (see "Item 2. Description of Property"), the issuance by Heartland of trust preferred securities during 2001 (see Note 8 to the consolidated financial statements included in Item 7 of this Report, which note is incorporated herein by reference), and the entry by the Bank's regulators of a cease and desist order against the Bank in May 2002 (see the description of this Order under "Regulation and Supervision of Heartland and the Bank," below). Certain financial data reflecting Heartland's consolidated financial condition as of December 31, 2002, 2001, and 2000, and its consolidated results of operations for each of the three years ended December 31, 2002, is included under the heading "SELECTED FINANCIAL DATA" below.

The Bank operates from offices located in Franklin, Greenwood, and Bargersville, Indiana.

The business of the Bank consists primarily of attracting deposits from the general public, originating commercial, residential real estate and consumer loans and purchasing and selling certain investment securities. The Bank operates a full-service brokerage department in order to sell mutual funds and other non-deposit investment products to the public and a certificate of deposit brokerage program.

Heartland offers commercial loans to area businesses in addition to new home construction loans and business lines of credit. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. Heartland originates adjustable rate first mortgage loans, second mortgage loans and home equity lines of credit secured by single-family homes.

As of December 31, 2002, the Bank had 86 full time equivalent employees. The Bank utilizes a leased employee arrangement with a third party company, whereby all employees are leased to the Bank from the third party company. The arrangement allows for employees to participate in group benefits of the third party company. The third party company also administers the majority of human resource activities including payroll, payroll taxes and policy administration. Heartland has no full time employees.

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

REGULATION AND SUPERVISION OF HEARTLAND AND THE BANK

Heartland is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), with the Board of Governors of the Federal Reserve System ("Federal Reserve") and is subject to examination, regulation and supervision by the Federal Reserve. The Bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC. Regulation, examination and supervision by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank, and from engaging in any activity other than managing or controlling banks. A bank holding company may, however, own shares of a company engaged in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, a bank holding company meeting certain financial and other requirements may elect to be treated as a "financial holding company" and engage in, or own shares of companies that are engaged in, insurance underwriting, securities underwriting, merchant banking, and other financial services activities. Heartland has not elected to be treated as a financial holding company.

The Bank may generally engage in activities that are permissible activities for state chartered banks under Indiana banking law, without regard to the limitations that might apply to such activities under the BHCA if Heartland were to engage directly in such activities.

Dollar amounts in thousands except per share data.

Indiana law and the BHCA restrict certain types of expansion by Heartland and the Bank. Heartland and the Bank may be required to apply for prior approval from (or give prior notice and an opportunity for review to) the Federal Reserve, the FDIC, the DFI, and/or other bank regulatory or other regulatory agencies, as a condition to the acquisition or establishment of new offices, or the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

Effective May 11, 2002, with the consent of the Bank, the FDIC and DFI entered a formal order under federal and state banking laws (the "May 2002 Order"), under which the Bank and its Directors are required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank's ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to the Corporation that would result in the Bank's violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank's acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC Regulation Part 365, in relation to its capital.

Under the May 2002 Order, the Bank is required during the first quarter of 2003 to further reduce its commercial loans secured by commercial real estate to a certain specified level in relation to the Bank's capital. The Bank has requested adjustments to the May 2002 Order, which, if approved by the Bank's regulators, would allow the Bank to retain the levels of commercial loans outstanding at December 31, 2002. As of March 28, 2003, the Bank's regulators had not yet notified the Bank of their decision on the Bank's request. If such request is not approved, the Bank would be required either to reduce the amount of its commercial loans secured by commercial real estate by an additional approximately $2,309 from the December 31, 2002 totals, or to increase the Bank's Tier 1 capital by approximately $1,300 in order to permit the Bank to comply with the ratio required by the May 2002 Order. As of March 28, 2003, Heartland (the parent company) had sufficient funds in excess of its forecasted 2003 parent company cash requirements to make the required capital injection into the Bank (see "Parent Company Liquidity" below in Item 6. of this report), if necessary for the Bank to comply with the ratio requirements of the May 2002 Order regarding volume of commercial loans secured by real estate, and management expects that Heartland would contribute such amount to the Bank as additional capital if the Bank's request for adjustments to the May 2002 Order in this regard were not approved by the Bank's regulators.

See Item 6 of this Report for additional discussion of the effects that the May 2002 Order have had, and are expected to continue to have, on the financial condition, results of operations, liquidity and financial resources of the Bank and of Heartland.

Heartland is a legal entity separate and distinct from the Bank. There are various legal limitations on the extent to which the Bank can supply funds to Heartland. The principal source of Heartland's funds consists of dividends from the Bank. State and federal laws restrict the amount of dividends that may be paid by banks. In addition, the May 2002 Order requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 8.0% and refrain from paying dividends that would cause that ratio requirement to be violated. The Bank's Tier I Capital to total assets ratio at December 31, 2002 was 8.45% (8.35% using average assets).

Dollar amounts in thousands except per share data.

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

Forward-Looking Statements

Heartland from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company's loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; the expected impact of the May 2002 Order on the assets, liabilities, interest income and yields, non-interest expense, capital resources and liquidity of Heartland and the Bank; and other expectations about the Company's financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "will," "would," "could," "should", "intend," "project," "estimate," "believe" or "anticipate," or similar expressions.

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

Dollar amounts in thousands except per share data.

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion incorporated by reference into Item 7 of this Form 10-KSB, "Management's Discussion and Analysis of Financial Condition and Results of Operations," lists some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other uncertainties that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the impact on the Bank of the asset growth, capital, loan concentration reduction, and other provisions of the May 2002 Order, including the decision of the FDIC and DFI with respect to the Bank's pending request for an adjustment to the terms of the May 2002 Order and the possibility for other changes in the May 2002 Order. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to time when considering any forward-looking statement.


SELECTED FINANCIAL DATA

The information presented below should be read in conjunction with the consolidated financial statements, which are incorporated by reference into Item 7 of this Report from Exhibit 13, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference into Item 6 of this Report from Exhibit 13.


                                       Year Ended     Year Ended     Year Ended
                                      December 31,   December 31,   December 31,
Income Statement Data:                    2002           2001           2000
                                          ----           ----           ----

Total interest income                 $  10,972      $  14,409      $  12,476
Total interest expense                    4,198          6,789          6,347
                                      ---------      ---------      ---------
Net interest income                       6,774          7,620          6,129
Provision for loan losses                 3,150          2,967          1,744
Noninterest income                        1,935          1,596            767
Noninterest expense                       7,609          5,416          3,929
Provision for income taxes                 (837)           304            472
                                      ---------      ---------      ---------
Net income/(loss)                     $  (1,213)     $     529      $     751
                                      =========      =========      =========
Net income per share/(loss)                (.87)           .38   $        .54
Average shares                        1,394,172      1,394,172      1,394,172


Dollar amounts in thousands except per share data.

                                       Year Ended     Year Ended
                                      December 31,   December 31,
Income Statement Data:                    1999           1998
                                          ----           ----

Total interest income                 $   7,478      $   3,140
Total interest expense                    3,612          1,307
                                      ---------      ---------
Net interest income                       3,866          1,833
Provision for loan losses                   656            700
Noninterest income                          297             56
Noninterest expense                       2,352          1,817
Provision for income taxes              __  182              -
                                      ---------      ---------
Net income/(loss)                     $     973      $    (628)
                                      =========      =========
Net income/(loss) per share           $     .70      $    (.45)
Average shares                        1,394,172      1,394,172


                                         At             At             At
                                     December 31,   December 31,    December 31,
                                        2002           2001           2000
                                        ----           ----           ----
Balance Sheet Data:
Total Assets                          $ 176,657      $ 189,517      $ 164,916
Loans, Net of Allowance
  for Loan Losses                       116,422        143,236        129,882
Demand & Savings Deposits                78,950         86,341         64,598
Time Deposits                            69,449         74,650         74,622
Borrowings                               15,251         14,554         12,273
Shareholders' Equity                     12,200         13,263         12,658
Book Value Per Share                  $    8.75      $    9.51      $    9.08
Equity to Asset Ratio                      6.91%          7.00%          7.68%

                                           At             At
                                      December 31,    December 31,
                                          1999           1998
                                          ----           ----
Balance Sheet Data:
Total Assets                          $ 110,139      $  64,660
Loans, Net of Allowance
  for Loan Losses                        89,680         48,700
Demand & Savings Deposits                38,135         17,738
Time Deposits                            50,384         35,016
Borrowings                                9,519            740
Shareholders' Equity                     11,643         10,916
Book Value Per Share                  $    8.35      $    7.83
Equity to Asset Ratio                     10.57%         16.88%

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables depict for the years ended December 31, 2002, 2001, and 2000, certain information related to Heartland's average balance sheets and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.



                                 Year Ended                   Year Ended
                              December 31, 2002            December 31, 2001
                              -----------------            -----------------
                           Average/  Income/ Yield/    Average/   Income/ Yield/
                           Balance   Expense  Rate     Balance    Expense  Rate
                           -------   -------  ----     -------    -------  ----
Interest earning assets
   Short-term investments  $ 12,992  $  230   1.77%    $  6,060  $    225  3.71%
   Taxable securities        15,893     965   6.07       18,586     1,365  7.34
   Non-taxable securities     2,626     123   4.68        1,489        67  4.50
   Loans                    135,433   9,654   7.13      145,961    12,752  8.74
                           --------  ------            --------  --------
Total interest earning
 assets                    $166,944  $10,972  6.57     $172,096  $ 14,409  8.37
                           ========  =======           ========  ========

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and
     Savings Deposits      $ 63,002  $  971   1.54%    $ 59,639  $  1,784  2.99%
   Time deposits             70,929   2,700   3.81       81,071     4,531  5.59
   Short-term borrowings      4,872      74   1.52        6,174       223  3.61
   Other borrowings           9,000     453   5.03        4,222       251  5.95
                           --------  ------            --------  --------
Total interest bearing
 liabilities               $147,803  $4,198   2.84     $151,106  $  6,789  4.49
                           ========  ======            ========  ========

                                                      Year Ended
                                                   December 31,2000
                                                   ----------------
                                             Average/    Income/  Yield/
                                              Balance    Expense   Rate
                                              -------    -------   ----
Interest earning assets
   Short-term investments                   $   3,409    $   196    5.75%
   Taxable securities                          16,435      1,116    6.79
   Non-taxable securities                         669         25    3.74
   Loans                                      113,182    $11,139    9.84
                                            ---------    -------
Total interest earning assets               $ 133,695    $12,476    9.33
                                            =========    =======

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and
     Savings Deposits                       $  37,843    $ 1,645    4.35%
   Time deposits                               65,807      4,056    6.16
   Short-term borrowings                        6,791        343    5.05
   Other borrowings                             4,665        303    6.50
                                            ---------    -------
Total interest bearing
   Liabilities                              $ 115,106    $ 6,347    5.51
                                            =========    =======


Dollar amounts in thousands except per share data.

                                            2002     2001      2000
                                            ----     ----      ----
Average yield on interest-earning
  assets                                    6.57%    8.37%     9.33%
Average rate paid on interest
  -bearing liabilities                      2.84     4.49      5.51
Net interest spread                         3.73     3.88      3.82
Net interest margin (net interest
  earnings divided by average
  total interest-earning assets)            4.06     4.43      4.58
Return on average assets                    (.68)     .29       .54
Return on average equity                   (9.26)    3.95      6.21


INTEREST RATE RISK

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





                                             Year ended December 31,
                                             -----------------------
                                                  2002 vs. 2001
                                                  -------------

                                                Increase (Decrease)
                                                      due to
                                                      ------
                                            Volume     Rate      Total
                                            ------     ----      -----
Interest income attributable to:
  Loans                                     $  (872)   $(2,226) $(3,098)
  Securities                                   (129)      (215)    (344)
  Other interest-earning assets(1)              165       (160)       5
                                            -------    -------   ------

   Total interest-earning assets               (836)    (2,601)  (3,437)
                                            -------    -------   ------


Interest expense attributable to:
  Money Market and
    Savings Deposits                             96       (909)    (813)
  Time deposits                                (516)    (1,315)  (1,831)
  Short-term borrowings                         (40)      (109)    (149)
  Other borrowings                              246        (44)     202
                                            -------    -------   ------

   Total interest-bearing liabilities          (214)    (2,377)  (2,591)
                                            -------    -------   ------
Increase (decrease) in net interest income  $  (622)   $  (224)  $ (846)
                                            =======    =======   ======

Dollar amounts in thousands except per share data.

                                             Year ended December 31,
                                             -----------------------
                                                  2001 vs. 2000
                                                  -------------

                                                Increase (Decrease)
                                                      due to
                                                      ------
                                              Volume     Rate    Total
                                              ------     ----    -----
Interest income attributable to:
  Loans                                      $ 2,965   $(1,352)  $1,613
  Securities                                     189       102      291
  Other interest-earning assets(1)               115       (86)      29
                                             -------    ------   ------

   Total interest-earning assets               3,269    (1,336)   1,933
                                             -------   -------   ------

Interest expense attributable to:
  Money Market and
    Savings Deposits                             756      (617)     139
  Time deposits                                  878      (403)     475
  Short-term borrowings                          (29)      (91)    (120)
  Other borrowings                               (27)      (25)     (52)
                                              ------   -------   ------

   Total interest-bearing liabilities          1,578    (1,136)     442
                                              ------   -------   ------

Increase (decrease) in net interest income   $ 1,691   $  (200)  $1,491
                                             =======   =======   ======


(1) Includes federal funds sold and interest-bearing deposits in other financial institutions.

LOANS. Heartland's gross loans, excluding those held for sale, totaled $119,920 at December 31, 2002, $146,636 at December 31, 2001, $132,549 at December 31,
2000, $91,045 at December 31, 1999 and $49,442 at December 31, 1998.

The following table sets forth information concerning the composition of Heartland's loan portfolio in dollar amounts and percentages as of December 31, 2002, 2001, 2000, 1999 and 1998.


                                     2002                 2001
                                  Percent of            Percent of
                              Amount      Loans      Amount     Loans
                              ------      -----      ------     -----
TYPE OF LOAN
Commercial loans and leases  $ 66,861      55.76%  $  76,097    51.90%
Real estate construction       12,489      10.41      23,150    15.79
Residential mortgages
 (1-4 family homes)            23,952      19.97      24,795    16.91
Consumer                       16,618      13.86      22,594    15.40
                             --------   --------   ---------  -------
Gross loans                  $119,920     100.00%  $ 146,636   100.00%
                             ========   ========   =========  =======

                                     2000                  1999
                                  Percent of            Percent of
                              Amount      Loans      Amount     Loans
                              ------      -----      ------     -----
TYPE OF LOAN
Commercial loans and leases  $ 63,766      48.11%   $ 42,778    46.99%
Real estate construction       24,719      18.65      17,109    18.79
Residential mortgages
 (1-4 family homes)            21,942      16.55      15,069    16.55
Consumer                       22,122      16.69      16,089    17.67
                             --------   --------    --------  -------
Gross loans                  $132,549     100.00%   $ 91,045   100.00%
                             ========   ========    ========  =======

Dollar amounts in thousands except per share data.

                                    1998
                                 Percent of
                              Amount      Loans
TYPE OF LOAN
Commercial loans and leases   $26,475      53.55%
Real estate construction        7,409      14.99
Residential mortgages
 (1-4 family homes)             6,241      12.62
Consumer                        9,317      18.84
                              -------   --------
Gross loans                   $49,442     100.00%
                              =======   ========



LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in Heartland's loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter than contractual maturities. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below.

                                            Remaining  Maturities
                                            One Year   Over one to  Over five
                                 Amount      or less   five years     years
                                 ------      -------   ----------     -----
TYPE OF LOAN

  Commercial loans and leases   $ 66,861     $16,131    $ 7,027     $43,703
  Real estate construction        12,489      10,116        978       1,395
  Residential mortgages
   (1-4 family homes)             23,952           -        632      23,320
  Consumer                        16,618       4,630      8,968       3,020
                                --------     -------    -------     -------
  Total                         $119,920     $30,877    $17,605     $71,438
                                ========     =======    =======     =======

Commercial loans and leases with remaining maturities over one year consist of $10,328 with fixed interest rates and $40,402 with variable interest rates, at December 31, 2002. Real estate construction loans with remaining maturities over one year consist of $965 with fixed interest rates and $1,408 with variable interest rates, at December 31, 2002.

Nonperforming loans include non-accrual loans and accruing loans that are contractually past due 90 days or more as to interest or principal payments. The following table sets forth certain information regarding the dollar amount of nonperforming loans at December 31.

Nonperforming loans:       2002      2001        2000         1999      1998
                           ----      ----        ----         ----      ----

Non-accrual loans       $  4,857    $  663     $   992     $   138    $     0
Accruing loans past
  due 90 or more days        776        86           0         137          0
                        --------    ------     -------     -------    -------
Total nonperforming
   loans                $  5,633    $  749     $   992     $   275    $     0
                        ========    ======     =======     =======    =======

At December 31, 2002, non-accrual loans included $2,551 in commercial loans, $1,072 in real estate construction loans, $1,206 in residential real estate loans and $28 in consumer loans.

Dollar amounts in thousands except per share data.

ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to provide for probable incurred losses in the loan portfolio. Senior management reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors. The Board of Directors of the Bank, not less frequently than quarterly, reviews with senior management its recommended allowance. For more information concerning the factors considered in determining the adequacy of the allowance for loan and lease losses, see "Nonperforming Assets and Allowance for Loan Losses" under the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Heartland's Annual Report for 2002 attached as Exhibit 13, which discussion is incorporated herein by reference. At December 31, 2002, Heartland's allowance for loan losses totaled $3,498.

The following table provides an allocation of Heartland's allowance for possible loan losses as of each of the following dates:

                                                At December 31,

                                   2002     2001      2000      1999      1998
                                   ----     ----      ----      ----      ----
   Loan type
     Commercial and leases      $ 2,063   $ 1,466   $ 1,284   $   641   $  397
     Real estate construction       565       789       497       257      111
     Residential mortgages          382       679       441       226       94
     Consumer                       488       466       445       241      140
                                -------   -------   -------   -------   ------

                                $ 3,498   $ 3,400   $ 2,667   $ 1,365   $  742
                                =======   =======   =======   =======   ======


The activity in the allowance for loan losses for the years ended December 31, is as follows:
                               2002       2001       2000     1999       1998
                               ----       ----       ----     ----       ----

   Beginning balance         $ 3,400   $  2,667   $ 1,365   $    742   $    46
   Provision charged
    to operations              3,150      2,967     1,744        656       700
   Loans charged-off          (3,702)    (2,300)     (446)       (34)       (4)
   Recoveries on loans
    previously charged-off       650         66         4          1         -
                             -------   --------   -------   --------   -------

   Ending balance            $ 3,498   $  3,400   $ 2,667   $  1,365   $   742
                             =======   ========   =======   ========   =======


The following table sets forth certain information regarding the dollar amount of charge-offs and recoveries for the years ended December 31:


                               2002       2001       2000     1999       1998
                               ----       ----       ----     ----       ----
Charge-offs by loan type:
   Commercial                $ 2,648   $    997   $   194   $      -   $     -
   Real estate construction      176        927         -          -         -
   Residential mortgages         424         72       147          -         -
   Consumer                      454        304       105         34         4
                             -------   --------   -------   --------   -------

   Total charge-offs         $ 3,702   $  2,300   $   446   $     34   $     4
                             =======   ========   =======   ========   =======

Dollar amounts in thousands except per share data.

                               2002       2001       2000     1999       1998
                               ----       ----       ----     ----       ----
Recoveries by loan type:
   Commercial                $    82   $     43   $     -   $      -   $     -
   Real estate construction      465          -         -          -         -
   Residential mortgages          11          -         -          -         -
   Consumer                       92         23         4          1         -
                             -------   --------   -------   --------   -------

   Total recoveries          $   650   $     66   $     4   $      1   $     -
                             =======   ========   =======   ========   =======

The following table sets forth certain asset quality ratios at and for the years ended December 31:

                                 2002      2001       2000     1999      1998
                                 ----      ----       ----     ----      ----

   Allowance for loan losses
    to nonperforming loans       62.1%    453.9%     371.0%   201.0%        -%
   Net charge-offs to
    average loans                 2.3       1.5         .3        -          -
   Provision to average
    loans                         2.3       2.0        1.5       0.9        1.0

SECURITIES. The following table sets forth the carrying value of Heartland's investment portfolio as of December 31:

                                                    Gross       Gross
                                        Fair     Unrealized  Unrealized
                                        Value       Gains      Losses
                                        -----       -----      ------
2002
   U.S. Government and its agencies    $ 7,937     $   104     $     -
   Obligations of states and
    political subdivisions               2,709         119           -
   Mortgage backed securities            7,826         212          (2)
   Corporate obligations                 1,094          54           -
                                       -------     -------     -------
                                       $19,566     $   489     $    (2)
                                       =======     =======     =======

                                                    Gross       Gross
                                        Fair     Unrealized  Unrealized
                                        Value       Gains      Losses
                                        -----       -----      ------
2001
   U.S. Government and its agencies    $ 5,381     $    93     $   (12)
   Obligations of states and
    political subdivisions               2,345          15          (2)
   Mortgage backed securities            8,880         130          (8)
   Corporate obligations                   997          32           -
                                       -------     -------     -------
                                      $ 17,603     $   270     $   (22)
                                      ========     =======     =======
Dollar amounts in thousands except per share data.

The following table sets forth the maturities of investment securities at December 31, 2002 and the weighted-average yield (on a tax equivalent basis) on such securities.

Fair Values                                 Remaining  Maturities
                                 One Year  Over one to  Over five to Over ten
                                 or less   five years    ten years    years
                                 -------   ----------    ---------    -----
TYPE OF SECURITY

 U.S. Government and its
  agencies                      $      -     $ 7,937    $     -     $     -
 Obligations of states and
   political subdivisions            195         472        857       1,185
 Corporate obligations                 -         550        544           -
 Mortgage-backed securities            -         792      2,110       4,924
                                --------     -------    -------     -------
  Total                         $    195     $ 9,751    $ 3,511     $ 6,109
                                ========     =======    =======     =======

1. Maturity for Mortgage-backed securities was determined using the contractual date of final principal payment.

Weighted Average Yields                     Remaining  Maturities
                                One Year   Over one to  Over five to  Over ten
                                 or less   five years     ten years     years
                                 -------   ----------     ---------     -----
TYPE OF SECURITY

 U.S. Government and its
  agencies                             -%       3.55%         -%          -%
 Obligations of states and
   political subdivisions           5.05        6.54       6.58        7.09
 Corporate obligations              -           5.81       6.24        -
 Mortgage-backed securities         -           2.50       5.02        7.14
  Total                             5.05%       3.71%      5.57%       7.13%

2. Computation of yields is based on amortized cost.

Dollar amounts in thousands except per share data.

The following table sets forth the amounts of Heartland's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. In addition, securities expected to be called by the issuer due to the current rate environment are included in the categories based on the expected call dates. Loans held for sale are included in the categories based on the expected sale date. This table does not necessarily indicate the impact of general interest rate movements on Heartland's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond Heartland's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated.

                              Within 3    4 - 12      1 - 5        Over 5
                               Months     Months      years         years      Total
                               ------     ------      -----         -----      -----
Interest-earning assets:
  Federal funds sold         $ 15,034   $      -    $      -      $      -    $15,034
  Time deposits with other
    Financial institutions          -        500           -             -        500
  Securities                    1,970      6,965        7,117        3,514     19,566
  Loans held for sale           7,156          -            -            -      7,156
  Loans                        38,254     23,864       36,347       21,455    119,920
  FHLB stock                      608          -            -            -        608
                             ---------  --------    ---------     --------  ---------

   Total interest-earning
                                   --         --           --
      assets                   63,022     31,329       43,464       24,969    162,784
                             --------   ---------   ---------     --------  ---------

Interest-bearing
liabilities:
  Interest bearing
   demand     and savings      60,408          -            -           -      60,408
   deposits
  Time deposits                21,891     32,337       15,221           -      69,449
  Repurchase Agreements         6,251          -            -           -       6,251
  Other borrowings                  -      3,000        1,000           -       4,000
  Subordinated debentures       5,000          -            -           -       5,000
                             --------   --------     --------     -------    --------

   Total interest-bearing
   liabilities                 93,550     35,337       16,221           -     145,108
                             --------   --------     --------     -------    --------

Interest-earning assets
  less Interest-bearing
   liabilities               $(30,528) $  (4,008)    $ 27,243    $ 24,969    $ 17,676
                             ========  =========     ========    ========    ========


Cumulative interest-rate
sensitivity gap              $(30,528) $ (34,536)    $ (7,293)   $ 17,676
                             ========  =========     ========    ========

Cumulative interest-rate
  gap as a percentage of
  total interest earning
  assets                        (18.8)%    (21.2)%       (4.5)%      10.9%
                              =======   =========     ========     =======


Dollar amounts in thousands except per share data.

CERTIFICATES OF DEPOSIT. The following table presents the amount of Heartland's jumbo certificates of deposit with principal balances greater than $100 by the time remaining until maturity as of December 31, 2002:

                                                  At December 31,
               Maturity                                2002
               --------                                ----

               Three months or less                $   13,056
               Over 3 months to 6 months                4,285
               Over 6 months to 12 months               5,371
               Over 12 months                           3,706
                                                   ----------

                  Total                            $   26,418
                                                   ==========


SHORT-TERM   BORROWINGS.   The  following  table  presents  certain  information
pertaining to Heartland's repurchase agreements:

                                                 2002         2001
                                                 ----         ----

Balance outstanding at December 31             $ 6,251     $ 5,554

Maximum amount outstanding at any month-end    $ 7,364     $10,201

Average balance outstanding                    $ 4,855     $ 5,797

Weighted average rate                             1.52%       3.54%



ITEM 2.  DESCRIPTION OF PROPERTY

Heartland owns its home office at 420 North Morton Street, Franklin, Indiana. The facility is used as the main banking office and Heartland's headquarters. The 5,700 square foot building was constructed prior to 1970 and underwent an extensive renovation in 1997 prior to the opening of Heartland.

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

Dollar amounts in thousands except per share data.

ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, and the May 2002 Order that is described under Item 1, "BUSINESS --REGULATION AND SUPERVISION OF HEARTLAND AND THE BANK" (which description is incorporated herein by reference), Heartland and the Bank are not involved in any legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required for this item is included in the section headed "COMMON STOCK." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2002), which section is incorporated herein by reference. The description of legal and regulatory restrictions that limit the ability of the Bank to pay dividends to Heartland, and which therefore indirectly limit the ability of Heartland to pay dividends to its shareholders, that is included in Item 1 of this report, Description of Business, under the caption "Regulation and Supervision of the Bank", is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required for this item is included in the section headed "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2002), which section is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS.

Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2002) includes (following the page headed "FINANCIAL STATEMENTS") the following items (each of which is incorporated herein by reference to the appropriate pages of Exhibit 13):

o  Report of Independent Auditors on consolidated financial statements.

o  Consolidated Balance Sheets at December 31, 2002 and 2001.

o Consolidated Statements of Income for the years ended December 31, 2002 and 2001.

o Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002 and 2001.

o Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001.

o  Notes to consolidated financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to directors and executive officers of Heartland is included in the section headed "Election of Directors" in Exhibit 99.1, the 2003 Proxy Statement of Heartland, which section is incorporated herein by reference. Addition information relating to non-director executive officers is listed below. The position and principal occupation of each of such executive officers has been the same for at least the last five years, except as indicated below.

Executive Officers:

John M. Morin
Senior Vice President, Consumer Lending, of the Bank
Age 53

R. Trent McWilliams
Vice President, Business Development of the Bank
Age 51

Jeff Joyce
Vice President and Chief Financial Officer of Heartland and the Bank
Age 32

Eric Johnson1
Chief Credit Officer of the Bank
Age 53

1 Prior to becoming Chief Credit Officer of the Bank in April 2002, Mr. Johnson served in various positions at Michigan National Bank, NA from 1991 to November 2001, most recently as Vice President and Commercial Loan officer.

Section 16(a) Compliance:

Heartland has no class of equity securities registered with the Commission under
Section 12 of the Securities Exchange Act of 1934, as amended, and Section 16(a) is therefore inapplicable to its securities.


ITEM 10.   EXECUTIVE COMPENSATION

Information relating to compensation of Heartland's executive officers and Directors is included under the captions "Executive Compensation" and "Election of Directors Compensation of Directors" in Exhibit 99.1, the 2003 Proxy Statement of Heartland, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding beneficial ownership of certain persons is included under the captions "ELECTION OF DIRECTORS" and "PRINCIPAL OWNERS OF COMMON SHARES" in Exhibit 99.1, the 2003 Proxy Statement of Heartland, which section is incorporated herein by reference. In tabular format, the information required by Item 403 of Regulation S-B with respect to persons who are known (based solely upon information publicly filed by such beneficial owners with the Securities and Exchange Commission in certain documents described below) to Heartland to be the beneficial owner of more than five percent of Heartland's common shares is as follows:

                      Name and                 Amount and
  Title of     Address of Beneficial      Nature of Beneficial      Percent of
    Class              Owner                    Ownership              Class
    -----              -----                    ---------              -----

Common         Hot Creek Investors, LP          109,300                7.8%
               PO Box 3178
               Gardnerville, NV  89410

Common         Hot Creek Capital, LLC           109,300                7.8%
               PO Box 3178
               Gardnerville, NV  89410

Common         David M. W. Harvey               109,300                7.8%
               PO Box 3178
               Gardnerville, NV  89410

Common         Riggs Partners, LLC               98,353                7.05%
               3045 Central Avenue
               Wester Springs, IL  30538

Common         Philip Timyan                     98,353                7.05%
               3045 Central Avenue
               Wester Springs, IL  30538


According to a Schedule 13G amendment filed as of January 28, 2003 by Hot Creek Investors, LP, Hot Creek Capital, LLC and David M. W. Harvey, all securities beneficially owned by them were held by Hot Creek Investors, L.P. ("Hot Creek"). Hot Creek Capital, LLC and David M. W. Harvey stated that they were joining in the Schedule 13G because they exercised voting and investment power over the shares held by Hot Creek. According to a Schedule 13D amendment filed as of December 18, 2002 by Riggs Partners, LLC, and Philip Timyan, all securities beneficially owned by them were held by Riggs Partners, LLC ("Riggs"). Philip Timyan stated that he was joining in the Schedule 13D because he exercised voting and investment power over the shares held by Riggs.

Equity Compensation Plan Information

At December 31, 2002, the Company maintained two stock option plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1997 employee plan (under which new options may be granted through 2007) and its 1997 non-employee director plan (under which no new options may be granted after September 2002 and which was supplemented in January 2003 with a new nonemployee director plan). Each of the plans in effect at December 31, 2002, was approved by the requisite vote of the Company's common shareholders in 1997 prior to the Company's initial public offering of its common shares. Each of these plans was amended in 1999 by the
Board of Directors to increase the number of common shares available for issuance under those plans; the amendment of the employee plan was submitted for approval by shareholders and was so approved by the requisite vote, and the amendment of the nonemployee director plan was not submitted for approval by the shareholders. At December 31, 2002, the Company was not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements granted under the terms of one of the two option plans identified above. The following table sets forth information regarding these plans as of December 31, 2002:
                                                                   Number of
                                                                   Securities
                                                                   Remaining
                                   Number of                     Available for
                                   Securities      Weighted     Future Issuance
                                  to be Issued      Average       under Equity
                                 upon Exercise  Exercise Price    Compensation
                                       of             of             Plans
                                  Outstanding     Outstanding      (Excluding
                                    Options,       Options,        Securities
                                  Warrants or    Warrants and     Reflected in
         Plan Category               Rights         Rights       First Column)
         -------------               ------         ------       -------------
Equity compensation plans
approved by
security holders                    127,044          $9.07           20,804
Equity compensation plans not
approved
by security holders                   8,000           9.07                -
                                    -------                          ------
Total                               135,044          $9.07           20,804



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the caption "EXECUTIVE COMPENSATION -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Exhibit 99.1, the 2003 Proxy Statement of Heartland, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.     Description

3.1 Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2").
3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2.
4.1 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2 Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit 3.01 to Form 8-K filed June 30, 2000.
10.1  1997 Stock Option Plan, as amended,  which is incorporated by reference to
      Exhibit 10.1 in the Issuer's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999.
10.2 1997 Stock Option Plan for Nonemployee Directors, as amended, which is incorporated by reference to Exhibit 10.1 in the Issuer's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999.
10.3 Deferred Compensation Master Plan Agreement dated as of July 1, 2001, which is incorporated by reference to Exhibit 10.3 in the Registrant's Annual Report on the Form 10-KSB for year ended December 31, 2001.
10.4 Split Dollar Endorsement Agreement dated as of January 1, 2001 between Heartland Community Bank and Steven L. Bechman, which is incorporated by reference to Exhibit 10.4 in the Registrant's Annual Report on the Form 10-KSB for year ended December 31, 2001.
10.5  2003 Stock Option Plan for Nonemployee Directors.
10.6 Split Dollar Endorsement Agreement dated as of January 1, 2001 between Heartland Community Bank and Jeffrey L. Goben.
13 The Issuer's Annual Report to Shareholders for the year ended December 31, 2002. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Issuer disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.
21 Subsidiaries of the Issuer and names under which the Issuer is doing business
99.1 The Issuer's 2003 Proxy Statement. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Issuer disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.
99.2 Form of Proxy for 2003 Annual Meeting. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Registrant disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.
99.3  Certification by the Chief Executive Officer.
99.4  Certification by the Chief Financial Officer.

Reports on Form 8-K

No report on Form 8-K was filed during the three months ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.


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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2003.

HEARTLAND BANCSHARES, INC.

By:/s/ Steven L. Bechman
   ---------------------------------
Steven L. Bechman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

/s/ Steven L. Bechman   March 28, 2003
- -----------------------------
Steven L. Bechman, Director
(principal executive officer)

/s/ Gordon Dunn         March 28, 2003
- -----------------------------
Gordon Dunn, Director (Chairman of the Board)

/s/ Sharon Acton        March 28, 2003
- -----------------------------
Sharon Acton, Director

/s/ Jeffrey L. Goben    March 28, 2003
- -----------------------------
Jeffrey L. Goben, Director

/s/ J. Michael Jarvis   March 28, 2003
- -----------------------------
J. Michael Jarvis, Director

/s/ John Norton         March 28, 2003
- -----------------------------
John Norton, Director

/s/ Robert Richardson   March 28, 2003
- -----------------------------
Robert Richardson, Director

/s/ Patrick A. Sherman  March 28, 2003
- -----------------------------
Patrick A. Sherman, Director

/s/ Jeffery D. Joyce    March 28, 2003
- -----------------------------
Jeffery D. Joyce, Chief Financial Officer
(principal financial and accounting officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Steven L. Bechman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Heartland Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange of Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:03/28/2003
     ----------
_/s/ Steven L. Bechman
Steven L. Bechman, Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Jeffery D. Joyce, certify that:


1. I have reviewed this annual report on Form 10-KSB of Heartland Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange of Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:03/28/2003
     ----------

_/s/ Jeffery D. Joyce
Jeffery D. Joyce, Chief Financial Officer