Form 10QSB
period 2003-03-31
HEARTLAND BANCSHARES INC /IN/
filed 2003-05-15
CIK 1042905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 2003

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2003, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                         2003           2002
                                                         ----           ----
                                                      (Unaudited)
ASSETS
Cash and due from banks                                $    7,764     $ 10,198
Federal funds sold                                         12,429       15,034
                                                       ----------     --------
      Total cash and cash equivalents                      20,193       25,232

Time deposits with other financial institutions               500          500
Securities available-for-sale                              29,423       19,566
Loans held for sale                                         5,226        7,156
Loans, net of allowance of $3,671 and $3,498              113,955      116,422
Premises and equipment, net                                 2,620        2,673
Federal Home Loan Bank stock                                  616          608
Accrued interest receivable and other assets                4,180        4,500
                                                       ----------     --------

                                                       $  176,713     $176,657
                                                       ==========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   19,522     $ 18,542
   Interest-bearing demand and savings deposits            65,724       60,408
   Interest-bearing time deposits                          66,635       69,449
                                                       ----------     --------
      Total deposits                                      151,881      148,399
   Repurchase agreements                                    2,972        6,251
   Other borrowings                                         4,000        4,000
   Trust preferred securities                               5,000        5,000
   Accrued interest payable and other liabilities             673          807
                                                       ----------     --------
                                                          164,526      164,457
Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 shares issued and
      outstanding                                           1,394        1,394
   Additional paid-in capital                              11,360       11,360
   Accumulated deficit                                       (807)        (855)
   Accumulated other comprehensive income                     240          301
                                                       ----------    ---------
                                                           12,187       12,200
                                                       ----------    ---------
                                                       $  176,713     $176,657
                                                       ==========     ========



--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               Three Months ended March 31, 2003 and 2002 (Dollar
                  amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             2003        2002
                                                             ----        ----
Interest income
   Loans, including fees                                   $  2,140    $ 2,690
   Securities:
      Taxable                                                   209        238
      Non-taxable                                                21         31
   Other                                                         36         47
                                                           --------    -------
                                                              2,406      3,006
Interest expense
   Deposits                                                     708      1,041
   Short-term borrowings                                          5         24
   Other borrowings                                             103        112
                                                           --------    -------
                                                                816      1,177

Net interest income                                           1,590      1,829

Provision for loan losses                                       250        350
                                                           --------    -------

Net interest income after provision for loan losses           1,340      1,479

Noninterest income
   Deposit service charges and fees                             151        144
   Commissions on investment sales                               57         92
   Gain on sale of loans held for sale, net                     277        163
   Other                                                         19         33
                                                           --------    -------
                                                                504        432
Noninterest expense
   Salaries and employee benefits                             1,070        961
   Occupancy and equipment, net                                 172        160
   Data processing                                              178        190
   FDIC insurance                                                68         22
   Professional fees                                             92         70
   Other                                                        185        183
                                                           --------    -------
                                                              1,765      1,586

Income before income taxes                                       79        325

Income taxes                                                     31        124
                                                           --------    -------

Net income                                                 $     48    $   201
                                                           ========    =======

Basic and diluted earnings per share                       $    .03    $   .14
                                                           ========    =======








--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three Months ended March 31, 2003 and 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       Accumulated
                                 Additional               Other       Total
                        Common     Paid-in  Retained Comprehensive Shareholders'
                         Stock     Capital  Earnings     Income      Equity
                         -----     -------  --------     ------      ------

Balance January 1,
 2002                    $1,394   $ 11,360   $   358      $    151   $  13,263
Comprehensive income
   Net income                 -          -       201             -         201
   Change in net
    Unrealized
     gain/(loss)              -          -         -           (90)        (90)
                                                                      --------
Total comprehensive
 Income                                                                    111

Balance March 31,        ------   --------   -------      --------    --------
 2002                    $1,394   $ 11,360   $   559      $     61    $ 13,374
                         ======   ========   =======      ========    ========


Balance January 1,
 2003                    $1,394   $ 11,360   $  (855)     $    301    $ 12,200

Comprehensive income
   Net income                 -          -        48             -          48
   Change in net
    Unrealized
     gain                     -          -         -           (61)        (61)
                                                                      --------
Total comprehensive
 income/(loss)                                                             (13)

Balance March 31,        ------   --------   -------      --------    --------
 2003                    $1,394   $ 11,360   $  (807)     $    240    $ 12,187
                         ======   ========   =======      ========    ========














--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 2003 and 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                             2003        2002
                                                             ----        ----
Cash flows from operating activities
   Net income                                              $     48   $    201
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                             148         68
      Origination of loans held for sale                    (17,702)    (7,425)
      Proceeds from sales of loans held for sale             19,909      9,501
      Gain on sale of loans held for sale                      (277)      (163)
      Gain on sale of other real estate                          (3)         -
      FHLB stock dividend                                        (8)         -
      Provision for loan losses                                 250        350
      Change in assets and liabilities:
         Accrued interest receivable and other assets           (43)      (467)
         Accrued interest payable and other liabilities         (95)      (151)
                                                              -----      -----
            Net cash from operating activities                2,227      1,914


Cash flows from investing activities
   Purchase of securities available-for-sale                (18,223)    (3,007)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                            8,191      2,094
   Loans made to customers, net of payments collected         2,217      8,274
   Purchase of FHLB stock                                         -        (96)
   Proceeds from the sale of other real estate                  358          -
   Net purchases of property and equipment                      (12)       (28)
                                                           --------   --------
      Net cash from investing activities                     (7,469)     7,237

Cash flows from financing activities
   Net change in deposit accounts                             3,482       (994)
   Net change in short-term borrowings                       (3,279)        89
                                                           --------   --------
      Net cash from financing activities                        203       (905)
                                                           --------   --------

Net change in cash and cash equivalents                      (5,039)     8,246

Cash and cash equivalents at beginning of period             25,232     16,507
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 20,193   $ 24,753
                                                           ========   ========









--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                          (Dollar amounts in thousands)

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

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, and an allowance for loan losses. Interest income is reported on the interest method.

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





--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the three month periods ended March 31, 2003 and 2002.

                                                       2003         2002
                                                       ----         ----

Net income as reported                               $       48   $     201
Deduct:  Stock-based compensation expense
  determined under fair value based method                  117           4
                                                     ----------   ---------
Pro forma net income/(loss)                          $      (69)  $     197
                                                     ==========   =========

Basic and diluted earnings per share
  as reported                                        $      .03   $      .14
Pro forma basic and diluted earnings/(loss)
  per share                                          $     (.05)  $      .14

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


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 3 - TRUST PREFERRED SECURITIES

On December 18, 2001, Trust Preferred Securities totaling $5,000 were issued. On that date, Heartland (IN) Statutory Trust I completed an offering of 5,000 shares of Trust Preferred Securities with a liquidation preference of $1 per security. The proceeds of the offering were loaned to the Corporation in exchange for subordinated debentures with terms that are similar to the Trust Preferred Securities, which subordinated debentures are the sole asset of Trust. Issuance costs of $156 paid from the proceeds are being amortized over the first five years of the securities. The securities and distributions are guaranteed by the Corporation, which is reflected on the balance sheet by the guaranteed preferred beneficial interest in the Corporation's subordinated debentures. Distributions on the securities are payable quarterly in arrears at the annual rate of LIBOR plus 3.60%, and are included in interest expense in the consolidated statement of income. The rate cannot exceed 12.50%.

The Trust Preferred Securities, which mature December 18, 2031, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable prior to the maturity date at the option of the Corporation on or after December 18, 2006. The subordinated debentures are also redeemable in whole or in part from time-to-time, upon the occurrence of specific events defined within the trust indenture. The Corporation has the option to defer distributions on the subordinated debentures from time-to-time for a period not to exceed 20 consecutive quarters.

NOTE 4 - PER SHARE DATA

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, which was 1,394,172 for both periods. All outstanding stock options were not dilutive in either period, but could become dilutive in the future. Outstanding stock options totaling 218,544 and 147,735 at March 31, 2003 and 2002 were excluded from diluted earnings per share.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

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

At March 31, 2003 and December 31, 2002, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                               Minimum Required
                                                                  To Be Well
                                            Minimum Required   Capitalized Under
                                               For Capital     Prompt Corrective
                               Actual      Adequacy Purposes  Action Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----
March 31, 2003- Bank
Total capital
  (to risk weighted assets)$16,619  13.27%  $10,016     8%     $12,520     10%
Tier 1 capital
  (to risk weighted assets) 15,028  12.00     5,008     4        7,512      6
Tier 1 capital
  (to average assets)       15,028   8.77     6,856     4        8,571      5

March 31, 2003 - Corporation
Total capital
  (to risk weighted assets)$18,537  14.78%  $10,035     8%        N/A
Tier 1 capital
  (to risk weighted assets) 15,928  12.70     5,018     4         N/A
Tier 1 capital
  (to average assets)       15,928   9.28     6,866     4         N/A


December 31, 2002- Bank
Total capital
  (to risk weighted assets)$16,509  12.96%  $10,188     8%     $12,735     10%
Tier 1 capital
  (to risk weighted assets) 14,935  11.73     5,094     4        7,641      6
Tier 1 capital
  (to average assets)       14,935   8.35     7,150     4        8,938      5

December 31, 2002 - Corporation
Total capital
  (to risk weighted assets)$18,473  14.48%  $10,205     8%        N/A
Tier 1 capital
  (to risk weighted assets) 15,865  12.44     5,103     4         N/A
Tier 1 capital
  (to average assets)       15,865   8.86     7,159     4         N/A

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 5 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

Effective May 11, 2002, with the consent of the Bank, the FDIC and DFI entered a formal order (May 2002 Order) under federal and state banking laws, under which the Bank and its Directors are required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank's ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to the Corporation that would result in the Bank's violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank's acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC Regulation Part 365, in relation to its capital.

These restrictions have adversely affected, and are likely to continue to adversely affect, the Bank's net interest income and net interest margin in 2003 and future periods, because the restrictions have required that the Bank reduce the outstanding balances of higher-yielding types of loans during 2002 and 2003. These restrictions have also resulted, and are likely to continue to result, in increased non-interest expense during 2003 and future periods due to increased consulting, legal, accounting, staffing and other compliance costs associated with responding to these restrictions.

The restrictions may also reduce the Corporation's parent-company liquidity by making it unlikely that the Bank will be in a position to pay dividends to the Corporation during the period of such restrictions, and the Corporation may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At March 31, 2003, the Corporation had sufficient liquid assets to pay the interest payable on the subordinated debentures related to the trust preferred securities during 2003, and the Corporation may elect to defer the payment of interest on such debentures for certain periods of time in any event. The Corporation therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio that are included in the May 2002 order will be material to parent-company liquidity during 2003.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the financial condition at March 31, 2003 compared to December 31, 2002 and the results of operations for the three month period ended March 31, 2003 in comparison to the three month period ended March 31, 2002 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operation included in Heartland's December 31, 2002 Annual Report on Form 10-KSB.

GENERAL

Heartland's plan of operation is centralized around its subsidiary, Heartland Community Bank (the "Bank"). The primary operation of the Bank is to accept deposits and make loans.
 The Bank also provides securities brokerage services under the name Heartland Investment Services.

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

FINANCIAL CONDITION

Total assets at March 31, 2003 were $176,713, an increase of $56 or .03% from the December 31, 2002 total assets of $176,657.






--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------

Net loans were $113,955 at March 31, 2003, a reduction of $2,467, or 2.12%, from the December 31, 2002 total of $116,422. Net loans declined as a result of repayments on loans in excess of new loan originations. New loan originations are influenced by loan demand and underwriting standards. The decline in loans from December 31, 2002 to March 31, 2003 is primarily due to a lack of new loan requests which meet the Bank's underwriting standards. The restrictions of the formal order that the Bank executed with its regulators in May 2002 (the "May 2002 Order") (see Note 5 to Heartland's consolidated financial statements included in this report) have required that the Bank reduce the outstanding balances of acquisition, development and construction loans and commercial real-estate loans and prevented Heartland from originating additional loans of these types during the three months ended March 31, 2003. As discussed in response to Item 6 of Heartland's Annual Report on Form 10-K for its fiscal year ended December 31, 2002, under the May 2002 Order, the Bank was required during the first quarter of 2003 to reduce its commercial loans secured by commercial real estate to a certain specified level in relation to the Bank's capital. Pursuant to the Bank's request for adjustments to the May 2002 Order, the Bank's regulators modified the May 2002 Order effective April 21, 2003, in order to allow the Bank to retain the levels of commercial loans secured by commercial real estate that were outstanding at December 31, 2002. As a result, the injection of additional capital into the Bank by Heartland, its parent company, that was described by Item 6 of Heartland's Annual Report on Form 10-KSB as being a contingency plan that might be implemented in order to address the requirements of the May 2002 Order if the requested adjustment was not granted by the regulators, is no longer planned by Heartland.

Securities available for sale increased $9,857 or 50.38% from $19,566 at December 31, 2002 to $29,423 at March 31, 2003. The increase was a result of the investment of cash and cash equivalents on hand at December 31, 2002, and investment of cash inflows from the reduction of loans held for sale, loan repayments in excess of loan originations and from other sources. Cash and cash equivalents declined by $5,039 as Heartland invested in securities available for sale during the period.





--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Total deposits increased $3,482 to $151,881 at March 31, 2003, or 2.35%, from $148,399 at December 31, 2002. The increase was primarily a result of one depositor increasing the balance of its interest bearing demand deposit account by $5,167 from December 31, 2002 to March 31, 2003, which was partially offset by the $2,814 decrease in total time deposits. During the three months ended March 31, 2003, Heartland experienced a reduction of time deposits as a result of depositors withdrawing maturing time deposits in order to obtain higher interest rates at competing institutions and for other reasons. Management did not bid aggressively against local competitors in order to reduce this decline in deposits due to decreased loan demand and in order to focus on loan administration rather than loan growth during the year ended December 31, 2002. While $21,891 in time deposits outstanding at December 31, 2002 matured during the three months ended March 31, 2003, time deposits declined by only $2,814 during this period. Heartland has attempted to limit the reduction of time deposits during the first quarter of 2003, and plans to continue to attempt to limit the future reduction of time deposits, by offering interest rates that are more competitive with local rates on maturing time deposits. This practice may have a negative impact on earnings and capital due to the higher interest expense associated with the higher interest rates. Because Heartland has experienced loan repayments above loan originations during the same period, liquidity has not been impaired by the reduction in time deposits. If Heartland is unable to retain maturing time deposits sufficient to meet future liquidity needs, Heartland may obtain funds through advances from the Federal Home Loan Bank, which would be required to be secured by specific securities pledged as collateral in the amount of 120% of advances outstanding and may bear interest at higher rates than the maturing time deposits.

Short-term borrowings decreased by $3,279 from $6,251 at December 31, 2002 to $2,972 at March 31, 2003. Short-term borrowings consist of repurchase agreements at December 31, 2002 and March 31, 2003. The repurchase agreements operate on a daily sweep arrangement with a depositor's checking account. Therefore the balances fluctuate daily.

Heartland's total equity to total asset ratio was 6.90% and 6.91% at March 31, 2003 and December 31, 2002. Book value (shareholders' equity) per common share of Heartland was $8.74 at March 31, 2003 compared to $8.75 at December 31, 2002. The change in book value per common share resulted from the total comprehensive loss for the three months ended March 31, 2003.

RESULTS OF OPERATIONS

Heartland recorded net income of $48 for the three months ended March 31, 2003 compared to net income of $201 for the three months ended March 31, 2002. This change in net interest income was due to a $139 decline in net interest income after provision for loan losses and a $109 increase in salaries and employee benefits expense, partially offset by a $72 increase in noninterest income.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Interest income for the three months ended March 31, 2003 was $2,406, compared to $3,006 for the three months ended March 31, 2002. Interest income declined $260 due to lower average balances of interest earning assets, including a $365 decline due to lower average balances of loans partially offset by a $110 increase due to higher volumes of taxable securities. Interest income declined $340 due to lower average interest rates on interest earning assets, including $185 due to declines in average loan interest rates and $139 due to declines in average taxable securities rates.

Interest expense of $816 was incurred during the three months ended March 31, 2003. Interest expense during the three months ended March 31, 2002 was $1,177. Interest expense declined $54 due to lower average balances of interest bearing liabilities, including $29 due to lower volumes of transaction deposit accounts and $18 due to lower volumes of time deposits. Interest expense declined $309 due to declines in average rates paid on interest bearing liabilities, including $154 decline due to lower average rates on transaction deposits and $132 decline due to lower average rates on time deposits.

Net interest income decreased $239, 13.07%, including $207 decline due to lower average volumes of interest earning assets and interest bearing liabilities and $32 decline due to lower average rates on interest earning assets and interest bearing liabilities.

The provision for loan losses recorded during the three month period ended March 31, 2003 was $250 compared to $350 for the three months ended March 31, 2002. Net charge-offs were $77, including $76 of consumer loan net charge-offs. Net charge-offs were 30.8% of the provision for loan losses, during the quarter ended March 31, 2003. Provision for loan losses exceeded net charge-offs during the quarter ended March 31, 2003 due to $203 in additional allocations of the allowance for loan losses to specific loans within the portfolio at March 31, 2003, partially offset by a $30 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans. Net charge-offs were $707 during the quarter ended March 31, 2002, including $348 in residential mortgage loan charge-offs, $228 in commercial loan net charge-offs and $131 in consumer loan charge-offs. The allowance for loan losses at December 31, 2001 included losses allocated to loans that were included in the net charge-offs during the quarter ended March 31, 2002. Therefore, provision for loan losses necessary to keep the allowance for loan losses at the appropriate level was lower than net charge-offs during the quarter ended March 31, 2002.

Nonperforming loans at March 31, 2003 total $5,712 compared to $5,633 at December 31, 2002. Impaired loans increased to $4,973 at March 31, 2003 from $4,689 at December 31, 2002. The allowance allocated to impaired loans increased to $1,013 at March 31, 2003 from $812 at December 31, 2002. The allowance for loan losses was 3.12% of gross loans at March 31, 2003 and was 0.64% of non-performing loans at that date.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Non-interest income was $504 for the three months ended March 31, 2003 and includes $277 of net gains on sale of loans held for sale. Comparatively, non-interest income was $432 for the three months ended March 31, 2002 and included $163 of net gains on sale of loans held for sale. The increase in net gains on loan sales is due to the addition of one full time mortgage originator and the lower interest rate environment creating higher volume of mortgage loans originated.

Salaries and benefits expense was $1,070 for the three months ended March 31, 2003 compared to $961 for the three months ended March 31, 2002. The increase in salaries and benefits expense is comprised of a $31 increase for the addition of employees in the lending area, a $38 increase in commissions paid to employees on mortgage loan sales and a $40 increase in wages and benefits paid to existing employees.

Data processing expense was $178 for the three months ended March 31, 2003 compared to $190 for the three months ended March 31, 2002. In the fourth quarter of 1997, the Bank entered into a five-year contract with a third party service provider for core data processing, with monthly expense partially based on volume of accounts and transactions. That contract was renewed in 2002 with lower monthly costs. The decrease in expense from 2002 to 2003 is comprised of a $7 decline due to the lower monthly expense to the third party service provider and a $16 decline due to costs associated with transferring the bank's loan files to an imaging system in 2002, partially offset by an $11 increase in other data processing costs such as software maintenance.

Professional fees were $92 for the three months ended March 31, 2003 compared to $70 for the three months ended March 31, 2002. The increase was due to an $18 increase in legal fees associated with loan collections and a $4 increase in other professional fees.

FDIC insurance was $68 for the three months ended March 31, 2003 compared to $22 for the three months ended March 31, 2002. The increase was due to changing of the bank's risk assessment by the FDIC.

The remaining expenses during the three months ended March 31, 2003 and during the three months ended March 31, 2002 relate to various other items such as occupancy, printing, supplies, postage, advertising, professional fees, insurance and training. The increase is primarily due to the costs associated with compliance with the May 1, 2002 Order, including additional staff.

CAPITAL RESOURCES

Shareholders' equity totaled $12,187 at March 31, 2003, compared to $12,200 at December 31, 2002. The change is attributable to the total comprehensive loss for the three months ended March 31, 2003. As of March 31, 2003, 1,394,172 shares of common stock were issued and outstanding. See Note 5 to the consolidated financial statements regarding regulatory capital.

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

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

Heartland, the parent company of the Bank, expects to rely upon dividends from the Bank as the source of its funds to meet its obligations under the $5,000 trust preferred securities. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of its trust preferred securities, whether due to the dividend limitations that are included in the Bank's regulatory order described in Note 5 to the Financial Statements or otherwise, Heartland would be required to defer distributions on the trust preferred securities (which Heartland may do without default under the indenture) for a period not to exceed 20 consecutive quarters or obtain alternative sources of funds to satisfy its obligations. At March 31, 2002, Heartland had sufficient liquid assets to pay interest due on the trust preferred securities during 2003.

During the year ended December 31, 2002, the Bank experienced the maturity and withdrawal of time deposits due to interest rates offered by the Bank below rates available in the local market. Management did not bid aggressively against local competitors in order to reduce this decline in deposits due to decreased loan demand and in order to focus on loan administration rather than loan growth during the year ended December 31, 2002. Heartland has attempted to limit the reduction of time deposits during the first quarter of 2003, and plans to continue to attempt to limit the future reduction of time deposits, by offering interest rates that are more competitive with local rates on maturing time deposits. While $21.9 million of time deposits had scheduled maturity dates during the three months ended March 31, 2003, time deposits declined by only by $2.8 million from December 31, 2002 to March 31, 2003.




--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

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








--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Corporation that are expressed or implied by any forward-looking statement. The discussion incorporated by reference into Item 7 of the annual report on Form 10-KSB for December 31, 2002, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference, lists some of the factors that could cause the Corporation's actual results to vary materially from those expressed or implied by any forward-looking statements. Other uncertainties that could cause the Corporation's actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Corporation and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the impact on the Bank of the asset growth, capital, loan concentration reduction, and other provisions of the formal order entered on May 1, 2002 by the FDIC and the DFI. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to time when considering any forward-looking statement.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

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



--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------



Item 6 - Exhibits and Reports on Form 8-K:


Exhibit NO.     Description

3.1             Amended and Restated  Articles of  Incorporation  of  Heartland
                Bancshares, Inc., which  are  incorporated   by  reference  to
                Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")
3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2.
4.1 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2 Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
                3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit
                3.01 to Form 8-K filed June 30, 2000.
10 2003 Stock Option Plan for Nonemployee Directors, which is incorporated herein by reference to Exhibit 10.5 to the Heartland's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2002.


Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

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



                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)



Date:  05/14/03                          /s/ Steven L. Bechman
     ------------                       -----------------
                                        Steven L. Bechman
                                        President and
                                        Chief Executive Officer







Date:  5/14/03                          /s/ Jeffery D. Joyce
      ------------                      --------------------
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

Date:__ 05/14/03_____

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

Date:___ 05/14/03________

_/s/ Jeffery D. Joyce
Jeffery D. Joyce, Chief Financial Officer