Form 10QSB
period 2003-06-30
HEARTLAND BANCSHARES INC /IN/
filed 2003-08-08
CIK 1042905

Microsoft Word 10.0.2627;FORM 10-QSB

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 2003

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

As of August 8, 2003, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                        June 30,    December 31,
                                                          2003           2002
                                                          ----           ----
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $    6,106     $ 10,198
Federal funds sold                                          2,387       15,034
                                                       ----------     --------
      Total cash and cash equivalents                       8,493       25,232

Time deposits with other financial institutions               500          500
Securities available-for-sale                              30,310       19,566
Loans held for sale                                        12,662        7,156
Loans, net of allowance of $3,802 and $3,498              114,316      116,422
Premises and equipment, net                                 2,569        2,673
Federal Home Loan Bank (FHLB) stock                           624          608
Accrued interest receivable and other assets                4,018        4,500
                                                       ----------     --------

                                                       $  173,492     $176,657
                                                       ==========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   22,823     $ 18,542
   Interest-bearing demand and savings deposits            58,252       60,408
   Interest-bearing time deposits                          66,346       69,449
                                                       ----------     --------
      Total deposits                                      147,421      148,399
   Repurchase agreements                                    3,827        6,251
   Other borrowings                                         4,000        4,000
   Trust preferred securities                               5,000        5,000
   Accrued interest payable and other liabilities             872          807
                                                       ----------     --------
                                                          161,120      164,457
Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 shares issued and
      outstanding                                           1,394        1,394
   Additional paid-in capital                              11,360       11,360
   Accumulated deficit                                       (757)        (855)
   Accumulated other comprehensive income                     375          301
                                                       ----------    ---------
                                                           12,372       12,200
                                                       ----------    ---------
                                                       $  173,492     $176,657
                                                       ==========     ========




--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            For the three and six months ended June 30, 2003 and 2002
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                                    2003       2002        2003       2002
                                    ----       ----        ----       ----

Interest income
   Loans, including related fees   $2,008      $2,430      $4,148    $5,120
   Securities:
     Taxable                          209         245         409       483
Non-taxable                            30          31          60        62
Other                                  42          84          78       131
                                   ------      ------      ------    ------
                                    2,289       2,790       4,695     5,796
Interest expense
   Deposits                           615         958       1,323     1,999
   Short-term borrowings                6          21          11        45
   Other borrowings                   102         115         205       227
                                   ------      ------      ------    ------
Total interest expense                723       1,094       1,539     2,271
                                   ------      ------      ------    ------

Net interest income                 1,566       1,696       3,156     3,525
Provision for loan losses             239         500         489       850
                                   ------      ------      ------    ------
Net interest income after
provision for loan losses           1,327       1,196       2,667     2,675

Noninterest income
   Service charges and fees           159         153         310       297
   Investment commissions              93         106         150       198
   Gain on sale of loans held
    for sale, net                     290          99         550       262
   Other                               53          83          89       116
                                   ------      ------      ------    ------
                                      595         441       1,099       873

Noninterest expense
   Salaries and employee benefits   1,077         957       2,148     1,918
Occupancy and equipment, net          168         173         340       333
Data processing                       181         234         358       424
Professional fees                     116         111         208       181
   FDIC Insurance                      17          71          85        93
   Provision for loss on
    Other Real Estate                   -         300           -       300
   Other                              278         242         463       425
                                   ------      ------      ------    ------
                                    1,837       2,088       3,602     3,674
                                   ------      ------      ------    ------
Income(loss) before income taxes       85        (451)        164      (126)
Income tax expense/(benefit)           34        (189)         66       (65)
                                   ------      ------      ------    ------
Net income(loss)                   $   51      $ (262)     $   98    $  (61)
                                   ======      ======      ======    ======
Basic and diluted earnings
    (loss) per share               $  .04      $ (.19)     $  .07    $ (.04)
                                   ======      ======      ======    ======

Comprehensive income               $  185      $  (58)     $  172    $   53
                                   ======      ======      ======    ======
--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 2003 and 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                             2003        2002
                                                             ----        ----
Cash flows from operating activities
   Net income (loss)                                       $     98   $    (61)
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                             295        141
      Origination of loans held for sale                    (42,052)   (19,657)
      Proceeds from sales of loans held for sale             37,096     23,014
      Gain on sale of loans held for sale                      (550)      (262)
      Loss on sale and write-down of other real estate           10        300
      FHLB stock dividend                                       (16)         -
      Provision for loan losses                                 489        850
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (370)      (781)
         Accrued interest payable and other liabilities          18         22
                                                           --------   --------
            Net cash from operating activities               (4,982)     3,566

Cash flows from investing activities
   Purchase of securities available-for-sale                (24,070)    (8,544)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                           13,296      4,606
   Loans made to customers, net of payments collected         1,617     15,829
   Purchase of FHLB stock                                         -        (96)
   Proceeds from the sale of other real estate                  825          -
   Net purchases of property and equipment                      (23)       (33)
                                                           --------   --------
      Net cash from investing activities                     (8,355)    11,762

Cash flows from financing activities
   Net change in deposit accounts                              (978)   (19,854)
   Net change in short-term borrowings                       (2,424)       533
   Net change other borrowings                                    -          -
                                                           --------   --------
      Net cash from financing activities                     (3,402)   (19,321)
                                                           --------   ---------

Net change in cash and cash equivalents                     (16,739)    (3,993)

Cash and cash equivalents at beginning of period             25,232     16,507
                                                           --------   --------
Cash and cash equivalents at end of period                 $  8,493   $ 12,514
                                                           ========   ========





--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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





--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the periods ended June 30, 2003 and 2002.

                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                                  2003        2002        2003       2002
                                  ----        ----        ----       ----

Net income as reported           $   51      $ (262)     $   98     $  (61)
Deduct:  Stock-based
 Compensation expense, net of
 tax benefit, determined under
 fair value based method              8           4          82          9
                                 ------      ------      ------     ------
Pro forma net income/ (loss)     $   43      $ (266)     $   16     $  (70)
                                 ======      ======      ======     ======

Basic and diluted earnings/
 (loss) per share as reported    $  .04      $ (.19)     $  .07     $ (.04)
Pro forma basic and diluted
 Earnings/ (loss) per share      $  .03      $ (.19)     $ (.01)    $ (.05)


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




--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                          (Dollar amounts in thousands)

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

NOTE 4 - PER SHARE DATA

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, which was 1,394,172 for all periods presented. All outstanding stock options were not dilutive in either period, but could become dilutive in the future. Outstanding stock options totaling 218,544 and 147,735 at June 30, 2003 and 2002 were excluded from diluted earnings per share.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                          (Dollar amounts in thousands)

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

At June 30, 2003 and December 31, 2002, the Bank was well-capitalized. Actual capital levels and minimum required levels were:


                                                               Minimum Required
                                                                  To Be Well
                                            Minimum Required   Capitalized Under
                                               For Capital     Prompt Corrective
                               Actual      Adequacy Purposes  Action Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----
June 30, 2003- Bank
Total capital
  (to risk weighted assets)$16,759  13.05%  $10,275     8%     $12,844     10%
Tier 1 capital
  (to risk weighted assets) 15,126  11.78     5,138     4        7,706      6
Tier 1 capital
  (to average assets)       15,126   8.82     6,861     4        8,576      5

June 30, 2003 - Corporation
Total capital
  (to risk weighted assets)$18,630  14.48%  $10,293     8%        N/A
Tier 1 capital
  (to risk weighted assets) 15,996  12.43     5,146     4         N/A
Tier 1 capital
  (to average assets)       15,996   9.31     6,870     4         N/A


December 31, 2002- Bank
Total capital
  (to risk weighted assets)$16,509  12.96%  $10,188     8%     $12,735     10%
Tier 1 capital
  (to risk weighted assets) 14,935  11.73     5,094     4        7,641      6
Tier 1 capital
  (to average assets)       14,935   8.35     7,150     4        8,938      5

December 31, 2002 - Corporation
Total capital
  (to risk weighted assets)$18,473  14.48%  $10,205     8%        N/A
Tier 1 capital
  (to risk weighted assets) 15,865  12.44     5,103     4         N/A
Tier 1 capital
  (to average assets)       15,865   8.86     7,159     4         N/A

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                          (Dollar amounts in thousands)

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

These restrictions have adversely affected, and are likely to continue to adversely affect, the Bank's net interest income and net interest margin because the restrictions have required that the Bank reduce the outstanding balances of higher-yielding types of loans during 2002 and 2003. These restrictions have also resulted, and are likely to continue to result, in increased non-interest expense due to increased consulting, legal, accounting, staffing and other compliance costs associated with responding to these restrictions.

The restrictions may also reduce the Corporation's parent-company liquidity by making it unlikely that the Bank will be in a position to pay dividends to the Corporation during the period of such restrictions, and the Corporation may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At June 30, 2003, the Corporation had sufficient liquid assets to pay the interest payable on the trust preferred securities during 2003, and the Corporation may elect to defer the payment of interest on such debentures for certain periods of time in any event. The Corporation therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio that are included in the May 2002 order will be material to parent-company liquidity during 2003.

On June 16, 2003, the Corporation's Board of Directors adopted a resolution requiring that the Corporation obtain prior written approval of the Federal Reserve Bank of Chicago (acting pursuant to its supervisory authority over the Corporation under the Bank Holding Company Act of 1956, as amended)(the "Reserve Bank") prior to the payment of future quarterly interest payments on the trust preferred securities. This resolution was adopted at the request of the Reserve Bank. The Corporation paid the interest due in June 2003 on the trust preferred securities with the informal approval of staff of the Reserve Bank and expects to receive written confirmation of this approval from the Reserve Bank.

--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the financial condition at June 30, 2003 compared to December 31, 2002 and the results of operations for the three and six month periods ended June 30, 2003 in comparison to the three and six month periods ended June 30, 2002 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes included in this report on Form 10-QSB, and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Heartland's December 31, 2002 Annual Report on Form 10-KSB.

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

As described by note 5 to the financial statements included in this report, the financial condition, results of operations, capital resources, and liquidity of Heartland and the Bank are materially affected by the provisions of an order entered by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions on May 1, 2002 (the "May 1, 2002 Order"). This discussion should be read in conjunction with note 5 and such note 5 is incorporated herein by reference.





--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  June 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Total assets at June 30, 2003 were $173,492, a decrease of $3,165 or 1.79% from the December 31, 2002 total assets of $176,657.

Net loans were $114,316 at June 30, 2003, a reduction of $2,106, or 1.81%, from the December 31, 2002 total of $116,422. Net loans declined as a result of repayments on loans in excess of new loan originations. New loan originations are influenced by loan demand and underwriting standards. The decline in loans from December 31, 2002 to June 30, 2003 is primarily due to a lack of new loan requests which meet the Bank's underwriting standards and constraints on the Bank's aggregate loan balances that were included in the formal order that the Bank executed with its regulators in May 2002 (the "May 2002 Order") (see Note 5 to Heartland's consolidated financial statements included in this report). The May 2002 Order required that the Bank reduce the outstanding balances of acquisition, development and construction loans and commercial real-estate loans and at June 30, 2003, the balances of such types of loans were in compliance with the requirements of the May 2002 Order.

Securities available for sale increased $10,744 or 54.91% from $19,566 at December 31, 2002 to $30,310 at June 30, 2003. The increase was a result of the investment of cash and cash equivalents on hand at December 31, 2002, and investment of cash inflows from loan repayments in excess of loan originations and from other sources. Cash and cash equivalents declined by $16,739 as Heartland invested in securities available for sale during the period.

Total deposits decreased $978 to $147,421 at June 30, 2003, or 0.66%, from $148,399 at December 31, 2002. During the six months ended June 30, 2003, Heartland experienced a reduction of time deposits as a result of depositors withdrawing maturing time deposits, primarily in order to obtain higher interest rates at competing institutions. While $34,731 in time deposits outstanding at December 31, 2002 matured during the six months ended June 30, 2003, time deposits declined by only $3,103 during this period. Heartland has attempted to limit the reduction of time deposits during the first half of 2003, and plans to continue to attempt to limit the future reduction of time deposits, by offering interest rates that are more competitive with local rates on maturing time deposits. This practice may have a negative impact on earnings and capital due to the higher interest expense associated with the higher interest rates. Because Heartland has experienced loan repayments above loan originations during the same period, liquidity has not been impaired by the reduction in time deposits. If Heartland is unable to retain maturing time deposits sufficient to meet future liquidity needs, Heartland may obtain funds through advances from the Federal Home Loan Bank, which would be required to be secured by specific securities pledged as collateral in the amount of 120% of advances outstanding and may bear interest at higher rates than the maturing time deposits.

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Short-term borrowings decreased by $2,424 from $6,251 at December 31, 2002 to $3,827 at June 30, 2003. Short-term borrowings consist of repurchase agreements at December 31, 2002 and June 30, 2003. The repurchase agreements operate on a daily sweep arrangement with a depositor's checking account. Therefore the balances fluctuate daily.

Heartland's total equity to total asset ratio was 7.13% at June 30, 2003 compared to 6.91% at December 31, 2002. The increase was due to total comprehensive income for the six months ended June 30, 2003 and the decline in total assets. Book value (shareholders' equity) per common share of Heartland was $8.88 at June 30, 2003 compared to $8.75 at December 31, 2002. The change in book value per common share resulted from the total comprehensive income for the six months ended June 30, 2003.

RESULTS OF OPERATIONS

Heartland recorded net income of $51 for the three months ended June 30, 2003 compared to net loss of $262 for the three months ended June 30, 2002. Heartland recorded net income of $98 for the six months ended June 30, 2003 compared to net loss of $61 for the six months ended June 30, 2002. The change in net income for the three month period was primarily due to a $131 increase in net interest income after provision for loan losses, a $154 increase in noninterest income and a $300 decline in provision for loss on other real estate, partially offset by a $120 increase in salaries and employee benefits. The change in net income for the six month period was primarily due to a $361 decline in provision for loan losses, a $226 increase in noninterest income and a $300 decline in provision for loss on other real estate, partially offset by a $369 decline in net interest income and a $230 increase in salaries and employee benefits.

Interest income for the three months ended June 30, 2003 was $2,289, compared to $2,790 for the three months ended June 30, 2002. Interest income for the six months ended June 30, 2003 was $4,695 compared to $5,796 for the six months ended June 30, 2002. For the three month period, interest income declined $111 due to lower average balances of interest earning assets, including a $187 decline due to lower average balances of loans partially offset by a $120 increase due to higher volumes of taxable securities. Interest income declined $390 due to lower average interest rates on interest earning assets, including $236 due to declines in average loan interest rates and $156 due to declines in average taxable securities rates. For the six month period, interest income declined $165 due to lower average balances of interest earning assets, including a $273 decline due to lower average balances of loans partially offset by a $113 increase due to higher volumes of taxable securities. Interest income declined $936 due to lower average interest rates on interest earning assets, including $700 due to declines in average loan interest rates and $186 due to declines in average taxable securities rates.

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Interest expense of $723 was incurred during the three months ended June 30, 2003 compared to interest expense during the three months ended June 30, 2002 of $1,094. Interest expense for the six months ended June 30, 2003 was $1,539 compared to $2,271 for the six months ended June 30, 2002. For the three month period, interest expense declined $34 due to lower average balances of interest bearing liabilities, including $19 due to lower volumes of transaction deposit accounts and $9 due to lower volumes of time deposits. Interest expense declined $338 due to declines in average rates paid on interest bearing liabilities, including $131 decline due to lower average rates on transaction deposits and $184 decline due to lower average rates on time deposits. For the six month period, interest expense declined $61 due to lower average balances of interest bearing liabilities, including $20 due to lower volumes of transaction deposit accounts and $36 due to lower volumes of time deposits. Interest expense declined $671 due to declines in average rates paid on interest bearing liabilities, including $305 decline due to lower average rates on transaction deposits and $315 decline due to lower average rates on time deposits.

For the three months ended June 30, 2003 compared to the three months ended June 30, 2002, net interest income decreased $130, 7.67%, including $77 decline due to lower average volumes of interest earning assets and interest bearing liabilities and $53 decline due to lower average rates on interest earning assets and interest bearing liabilities. For the six months ended June 30, 2003 compared to the six months ended June 30, 2002, net interest income decreased $369, 10.47%, including $104 decline due to lower average volumes of interest earning assets and interest bearing liabilities and $265 decline due to lower average rates on interest earning assets and interest bearing liabilities.

The provision for loan losses recorded during the three months ended June 30, 2003 was $239 compared to $500 for the three months ended June 30, 2002. Net charge-offs were $108 or 45.19% of the provision for loan losses during the quarter ended June 30, 2003 and included $96 of consumer loan net charge-offs. Provision for loan losses exceeded net charge-offs during the quarter ended June 30, 2003 due to $237 in additional allocations of the allowance for loan losses to specific loans within the portfolio at June 30, 2003, partially offset by a $106 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans. During the quarter ended June 30, 2002, Heartland recorded net recoveries of $292 including $370 in construction and land development loan net recoveries, and $71 in consumer loan net charge-offs. Provision for loan losses during the quarter ended June 30, 2002 was due to $626 in additional allocations of the allowance for loan losses to specific loans within the portfolio at June 30, 2002 and $166 in additional allocations to groups of loans caused by changes to classifications of individual loans within the groups.



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


The provision for loan losses recorded during the six months ended June 30, 2003 was $489 compared to $850 for the six months ended June 30, 2002. Net charge-offs were $185 or 37.83% of the provision for loan losses during the six months ended June 30, 2003 and included $113 of consumer loan net charge-offs. Provision for loan losses during the six months ended June 30, 2003 exceeded net charge-offs due to $441 in additional allocations of the allowance for loan losses to specific loans within the portfolio at June 30, 2003, partially offset by a $137 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans. Net charge-offs were $415 or 48.82% of provision for loan losses during the six months ended June 30, 2002. Net charge-offs included $305 of residential mortgage loan net charge-offs, $301 of commercial real estate loan net charge-offs and $202 of consumer loan net charge-offs. Provision for loan losses during the six months ended June 30, 2002 exceeded net charge-offs due to $456 in additional allocations of the allowance for loan losses to specific loans within the portfolio at June 30, 2002, partially offset by a $21 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans.

Nonperforming loans at June 30, 2003 total $5,209 compared to $5,633 at December 31, 2002. Impaired loans decreased to $2,793 at June 30, 2003 from $4,689 at December 31, 2002. The allowance allocated to impaired loans decreased to $672 at June 30, 2003 from $812 at December 31, 2002. The allowance for loan losses was 3.25% of gross loans at June 30, 2003 and was 72.99% of non-performing loans at that date.

Non-interest income was $595 and $1,099 for the three and six months ended June 30, 2003 and included $311 and $588 of net gains on sales of loans held for sale. Comparatively, non-interest income was $441 and $873 for the three and six months ended June 30, 2002 and included $99 and $262 of net gains on sales of loans held for sale. The increase in net gains on sales of loans held for sale is due to the lower interest rate environment creating a higher volume of mortgage loans originated.

Salaries and benefits expense was $1,077 and $2,148 for the three and months ended June 30, 2003 compared to $957 and $1,918 for the three and six months ended June 30, 2002. The increase in salaries and benefits expense is primarily due to the addition of employees in the lending area and higher commissions paid to employees on mortgage loan sales.

Professional fees were $116 and $208 for the three and six months ended June 30, 2003 compared to $111 and $181 for the three and six months ended June 30, 2002. The increase was primarily due to additional legal fees associated with loan collections.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                  FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 JUNE 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

FDIC insurance was $17 and $85 for the three and six months ended June 30, 2003 compared to $71 and $93 for the three and six months ended June 30, 2002. The decrease was primarily due to improvement of the bank's risk assessment by the FDIC and secondarily due to the reduction in deposits outstanding.

Provision for loss on other real estate was $0 for the three and six months ended June 30, 2003 compared to $300 for the three and six months ended June 30, 2002. Other real estate consists of properties obtained in the process of collection of loans. At the time other real estate is obtained, the estimated fair value of the property is recorded as an asset and, if deemed uncollectible, the remaining balance of the loan is recorded as a charge against the allowance for loan losses. Subsequent reductions in the estimated fair value of the property are recorded as provision for loss on other real estate during the period in which the change is identified. In the quarter ended June 30, 2002, the bank recorded a reduction of the book value of several parcels of other real estate to the estimated fair value.

The remaining expenses during the three and six months ended June 30, 2003 and during the three and six months ended June 30, 2002 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily related to the additional staff and the costs associated with compliance with the May 1, 2002 Order.

CAPITAL RESOURCES

Shareholders' equity totaled $12,372 at June 30, 2003, compared to $12,200 at December 31, 2002. The change is attributable to the total comprehensive income for the six months ended June 30, 2003.

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



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Liquidity management for Heartland, the parent company of the Bank, centers on the ability of Heartland to meet its obligations to the holders of the $5,000 guaranteed preferred beneficial interest in the subordinated debentures (also referred to as the "trust preferred securities"). Heartland's parent-company liquidity and capital resources are restricted by resolutions adopted by its Board of Directors at the request of the Federal Reserve Bank of Chicago pursuant to its supervisory authority under the Bank Holding Company Act. These resolutions prohibit Heartland from incurring debt, paying dividends to Heartland's shareholders, purchasing Heartland's outstanding common stock, or paying interest on the trust preferred securities, without approval of the Reserve Bank.

Heartland expects to rely upon liquid assets of the parent company as its short-term source of funds to meet its obligations with respect to the trust preferred securities, and to rely upon dividends from the Bank as the primary long-term source of funds to meet such obligations.

At June 30, 2003, Heartland had sufficient liquid assets at the parent-company level to pay the interest payable on the trust preferred securities during 2003, and Heartland may elect to defer the payment of interest on such securities for certain periods of time in any event. Heartland therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio and related Bank dividend limitations that are included in the May 2002 Order will be material to parent-company liquidity during 2003.

If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of funding Heartland's payment of interest on its trust preferred securities (whether due to the dividend limitations that are included in the Bank's May 2002 order or otherwise), and if Heartland does not have sufficient liquid assets at the parent company level to pay its interest obligations on such securities or Heartland cannot obtain the consent of the Federal Reserve Bank of Chicago for the payment of such interest as required by the June 2003 Board of Directors resolution described in Note 5 to the Financial Statements, Heartland could exercise its rights under the indenture relating to the trust preferred securities to defer distributions on the trust preferred securities for a period not to exceed 20 consecutive quarters in order to address on a short-term basis its parent company liquidity needs. On a longer-term basis, Heartland might be required to obtain alternative sources of funds to satisfy its obligations. Such alternative sources of funding, if available, could be dilutive to the interests of existing shareholders in the equity or income of the Heartland, and there can be no assurance that any alternative funding would be available to Heartland.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2003

--------------------------------------------------------------------------------

Forward-Looking Statements

Heartland from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Corporation's loans and other assets; expectations about the future level of its deposit balances; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; parent company liquidity sources and needs; and expectations about the Corporation's financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "will," "would," "could," "should", "intend," "project," "estimate," "believe" or "anticipate," or similar expressions.

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

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Corporation that are expressed or implied by any forward-looking statement. The discussion incorporated by reference into Item 7 of the annual report on Form 10-KSB for December 31, 2002, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference, lists some of the factors that could cause the Corporation's actual results to vary materially from those expressed or implied by any forward-looking statements. Other uncertainties that could cause the Corporation's actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Corporation and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the impact on the Bank of the asset growth, capital, loan concentration reduction, and other provisions of the formal order entered on May 1, 2002 by the FDIC and the DFI. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to
time      when       considering      any       forward-looking       statement.
--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                               PART I (Continued)

--------------------------------------------------------------------------------

Item 3. Controls and Procedures Disclosure

Heartland has carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the last day of the quarterly period covered by this report. Based on this evaluation, Heartland's principal executive officer and principal financial officer concluded that Heartland's disclosure controls and procedures were effective as of such date.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                            PART II OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Heartland convened its Annual Meeting of Shareholders on May 5, 2003. At the Annual Meeting, the shareholders elected as directors for an additional three-year term the three nominees proposed by the Board of Directors.

                        Votes             Votes
Nominee                 Cast for          Withheld

Sharon Acton            1,169,857            0
Jeffrey L. Goben        1,169,218            4,278
John Norton             1,169,989            992

The following members of the Board of Directors continued in office following the meeting for terms expiring at the annual meetings in the following years:

2004 - J. Michael Jarvis, Robert Richardson, Patrick A. Sherman.
2005 - Gordon Dunn, Steven Bechman


--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K:


Exhibit NO.     Description

3.1             Amended and Restated  Articles of  Incorporation  of  Heartland
                Bancshares, Inc., which  are   incorporated   by  reference  to
                Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")
3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2.
4.1 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2 Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
                3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit
                3.01 to Form 8-K filed June 30, 2000.
31.1            Section 302 Certification for President and Chief Executive
                Officer
31.2            Section 302 Certification for Chief Financial Officer
32.1            Section 906 Certification for President and Chief Executive
                Officer
32.2            Section 906 Certification for Chief Financial Officer


Reports on Form 8-K


No reports on Form 8-K were filed during the three months ended June 30, 2003, other than a report on Form 8-K that was filed on April 25, 2003 to furnish under Items 7 and 12 the press release that Heartland issued to announce its results of operations for the first quarter of 2003.

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



                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)



Date:  08/08/03                          /s/ Steven L. Bechman
     ------------                       -----------------
                                        Steven L. Bechman
                                        President and
                                        Chief Executive Officer







Date:  8/08/03                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer