Form 10QSB
period 2003-10-31
HEARTLAND BANCSHARES INC /IN/
filed 2003-11-13
CIK 1042905

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September 30, 2003

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

As of November 12, 2003, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                          2003           2002
                                                          ----           ----
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $    7,480     $ 10,198
Federal funds sold                                         14,311       15,034
                                                       ----------     --------
      Total cash and cash equivalents                      21,791       25,232

Time deposits with other financial institutions               500          500
Securities available-for-sale                              35,378       19,566
Loans held for sale                                         3,454        7,156
Loans, net of allowance of $3,671 and $3,498              111,384      116,422
Premises and equipment, net                                 2,555        2,673
Federal Home Loan Bank (FHLB) stock                           631          608
Accrued interest receivable and other assets                5,076        4,500
                                                       ----------     --------

                                                       $  180,769     $176,657
                                                       ==========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   20,310     $ 18,542
   Interest-bearing demand and savings deposits            77,667       60,408
   Interest-bearing time deposits                          55,558       69,449
                                                       ----------     --------
      Total deposits                                      153,535      148,399
   Repurchase agreements                                    5,138        6,251
   Other borrowings                                         4,000        4,000
   Trust preferred securities                               5,000        5,000
   Accrued interest payable and other liabilities             743          807
                                                       ----------     --------
                                                          168,416      164,457
Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 shares issued and
      outstanding                                           1,394        1,394
   Additional paid-in capital                              11,360       11,360
   Accumulated deficit                                       (613)        (855)
   Accumulated other comprehensive income                     212          301
                                                       ----------    ---------
                                                           12,353       12,200
                                                       ----------   ----------

                                                       $  180,769     $176,657
                                                       ==========     ========




--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         For the three and nine months ended September 30, 2003 and 2002
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                  2003        2002        2003       2002
                                  ----        ----        ----       ----

Interest income
   Loans, including related
     fees                        $2,076     $ 2,298      $6,224    $ 7,418
   Securities:
     Taxable                        179         241         588        724
     Non-taxable                     31          31          91         93
   Other                             29          48         107        179
                                 ------     -------      ------    -------
                                  2,315       2,618       7,010      8,414
Interest expense
   Deposits                         555         845       1,878      2,844
   Short-term borrowings              7          19          18         64
   Other borrowings                  87         114         292        341
                                 ------     -------      ------    -------
Total interest expense              649         978       2,188      3,249
                                 ------     -------      ------    -------

Net interest income               1,666       1,640       4,822      5,165

Provision for loan losses           143       2,000         632      2,850
                                 ------     -------      ------    -------
Net interest income after
 provision for loan losses        1,523        (360)      4,190      2,315

Noninterest income
   Service charges and fees         163         148         473        445
   Investment commissions           110          90         260        288
   Gain on sale of loans held
    for sale, net                   326         193         914        455
   Other                            103          73         154        189
                                 ------     -------      ------    -------
                                    702         504       1,801      1,377

Noninterest expense
   Salaries and employee
    benefits                      1,126         966       3,274      2,883
   Occupancy and equipment, net     177         166         517        499
   Data processing                  174         193         532        617
   Professional fees                123          79         331        260
   FDIC Insurance                    17          65         102        158
   Provision for loss on
    Other Real Estate                 -         200           -        500
   Other                            432         355         895        780
                                 ------     -------      ------    -------
                                  2,049       2,024       5,651      5,697
                                 ------     -------      ------    -------
Income(loss) before income taxes    176      (1,880)        340     (2,005)

Income tax expense/(benefit)         32        (749)         98       (814)
                                 ------     -------      ------    -------
Net income(loss)                 $  144     $ (1,131)    $  242    $(1,191)
                                 ======     ========     ======    =======
Basic and diluted earnings
    (loss) per share             $  .10     $  (.81)     $  .17    $  (.85)
                                 ======     =======      ======    =======

Comprehensive income (loss)      $  (19)    $(1,085)     $  153    $(1,031)
                                 ======     =======      ======    =======

--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 2003 and 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                             2003        2002
                                                             ----        ----
Cash flows from operating activities
   Net income (loss)                                       $    242   $ (1,191)
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                             470        217
      Origination of loans held for sale                    (61,038)
      Proceeds from sales of loans held for sale             65,654
      Gain on sale of loans held for sale                      (914)      (455)
      Loss on sale and write-down of other real estate           11
      FHLB stock dividend                                       (23)
      Provision for loan losses                                 632      2,850
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (161)    (1,263)
         Accrued interest payable and other liabilities         (14)       (39)
                                                           --------   --------
            Net cash from operating activities                4,859     (1,246)

Cash flows from investing activities
   Purchase of securities available-for-sale                (35,793)    (8,544)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                           19,587     10,269
   Loans made to customers, net of payments collected         2,966     18,252
   Purchase of FHLB stock                                         -        (96)
   Proceeds from the sale of other real estate                  989
   Net purchases of property and equipment                      (72)       (99)
                                                           --------   --------
      Net cash from investing activities                    (12,323)    19,782

Cash flows from financing activities
   Net change in deposit accounts                             5,136    (10,998)
   Net change in short-term borrowings                       (1,113)    (2,065)
                                                           --------   --------
      Net cash from financing activities                      4,023    (13,063)
                                                           --------   --------

Net change in cash and cash equivalents                      (3,441)     5,473

Cash and cash equivalents at beginning of period             25,232     16,507
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 21,791   $ 21,980
                                                           ========   ========


--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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





--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the nine month periods ended September 30, 2003 and 2002.

                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                  2003        2002        2003       2002
                                  ----        ----        ----       ----

Net income (loss) as reported    $  144     $(1,131)     $  242    $(1,191)
Deduct:  Stock-based
 Compensation expense, net of
 tax benefit, determined under
 fair value based method              8           4          90         13
                                 ------     -------      ------    -------
Pro forma net income/ (loss)     $  136     $(1,135)     $  152    $(1,204)
                                 ======     =======      ======    =======

Basic and diluted earnings/
 (loss) per share as reported    $  .10     $  (.81)     $  .17    $  (.85)
Pro forma basic and diluted
 Earnings/ (loss) per share      $  .10     $  (.81)     $  .11    $  (.86)


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




--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          (Dollar amounts in thousands)

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






--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 4 - PER SHARE DATA

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding, which was 1,394,172 for all periods presented. The following illustrates the computation of diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002.


                                      Three Months              Nine months
                                   Ended September 30,      Ended September 30,
                                    2003        2002         2003        2002
                                    ----        ----         ----        ----
Dilutive earnings per share
   Net income/(loss)             $     144   $  (1,131)   $     242   $  (1,191)
                                 =========   =========    =========   =========

   Weighted average shares
    outstanding                  1,394,172   1,394,172    1,394,172   1,394,172
   Dilutive effect of assumed
    exercise of stock options        6,820           -            -           -
                                 ---------   ---------    ---------   ---------
   Diluted average shares
    Outstanding                  1,400,992   1,394,172    1,394,172   1,394,172
                                 ---------   ---------    ---------   ---------

     Diluted earnings per share  $     .10   $    (.81)   $     .17   $    (.85)
                                 =========   =========    =========   =========


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          (Dollar amounts in thousands)

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

The prompt corrective action regulations (which apply to the Bank, but not to the Corporation) provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At September 30, 2003 and December 31, 2002, the capital levels of the Bank and the Corporation exceeded the minimum ratios required for capital adequacy purposes and the Bank was well-capitalized under the prompt corrective action regulations. Actual capital levels and minimum required levels were:

                                                               Minimum Required
                                                                  To Be Well
                                            Minimum Required   Capitalized Under
                                               For Capital     Prompt Corrective
                               Actual      Adequacy Purposes  Action Regulations
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ------    -----   ------   -----    ------    -----

September 30, 2003- Bank
Total capital
  (to risk weighted assets) $16,913  13.42%  $10,082     8%     $12,602     10%
Tier 1 capital
  (to risk weighted assets)  15,312  12.15     5,041     4        7,561      6
Tier 1 capital
  (to average assets)        15,312   8.88     6,895     4        8,619      5

September 30, 2003 - Corporation
Total capital
  (to risk weighted assets) $18,742  14.85%  $10,097     8%        N/A
Tier 1 capital
  (to risk weighted assets)  16,188  12.83     5,048     4         N/A
Tier 1 capital
  (to average assets)        16,188   9.38     6,903     4         N/A


December 31, 2002- Bank
Total capital
  (to risk weighted assets) $16,509  12.96%  $10,188     8%     $12,735     10%
Tier 1 capital
  (to risk weighted assets)  14,935  11.73     5,094     4        7,641      6
Tier 1 capital
  (to average assets)        14,935   8.35     7,150     4        8,938      5

December 31, 2002 - Corporation
Total capital
  (to risk weighted assets) $18,473  14.48%  $10,205     8%        N/A
Tier 1 capital
  (to risk weighted assets)  15,865  12.44     5,103     4         N/A
Tier 1 capital
  (to average assets)        15,865   8.86     7,159     4         N/A

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          (Dollar amounts in thousands)

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

The restrictions may also reduce the Corporation's parent-company liquidity by making it unlikely that the Bank will be in a position to pay dividends to the Corporation during the period of such restrictions, and the Corporation may be required to infuse additional capital into the Bank from time to time if necessary in order for the Bank to maintain any required capital ratio. At September 30, 2003, the Corporation had sufficient liquid assets to pay the interest payable on the trust preferred securities during 2003, and the Corporation may elect to defer the payment of interest on such debentures for certain periods of time in any event. The Corporation therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio that are included in the May 2002 order will be material to parent-company liquidity during 2003.

On June 16, 2003, the Corporation's Board of Directors adopted a resolution requiring that the Corporation obtain prior written approval of the Federal Reserve Bank of Chicago (acting pursuant to its supervisory authority over the Corporation under the Bank Holding Company Act of 1956, as amended) (the "Reserve Bank") prior to the payment of future quarterly interest payments on the trust preferred securities. This resolution was adopted at the request of the Reserve Bank. The Corporation paid the interest due in September 2003 on the trust preferred securities with the written approval of staff of the Reserve Bank.

--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the financial condition at September 30, 2003 compared to December 31, 2002 and the results of operations for the three and nine month periods ended September 30, 2003 in comparison to the three and nine month periods ended September 30, 2002 of Heartland Bancshares, Inc. (Heartland).

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





--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Total assets at September 30, 2003 were $180,769, an increase of $4,112 or 2.33% from the December 31, 2002 total assets of $176,657.

Net loans were $111,384 at September 30, 2003, a reduction of $5,038, or 4.33%, from the December 31, 2002 total of $116,422. Net loans declined as a result of repayments on loans in excess of new loan originations. New loan originations are influenced by loan demand and underwriting standards. The decline in loans from December 31, 2002 to September 30, 2003 is primarily due to a lack of new loan requests which meet the Bank's underwriting standards and constraints on the Bank's aggregate loan balances that were included in the formal order that the Bank executed with its regulators in May 2002 (the "May 2002 Order") (see
Note 5 to Heartland's consolidated financial statements included in this report). The May 2002 Order required that the Bank reduce the outstanding balances of acquisition, development and construction loans and commercial real-estate loans and at September 30, 2003, the balances of such types of loans were in compliance with the requirements of the May 2002 Order.

Securities available for sale increased $15,812 or 80.81% from $19,566 at December 31, 2002 to $35,378 at September 30, 2003. The increase was a result of the investment of cash and cash equivalents on hand at December 31, 2002, and investment of cash inflows from loan repayments in excess of loan originations and from other sources. Cash and cash equivalents declined by $3,441 as Heartland invested in securities available for sale during the period.

Total deposits increased $5,136 to $153,535 at September 30, 2003, or 3.46%, from $148,399 at December 31, 2002. During the nine months ended September 30, 2003, Heartland experienced a reduction of time deposits as a result of depositors withdrawing maturing time deposits, primarily in order to obtain higher interest rates at competing institutions. While $51,097 in time deposits outstanding at December 31, 2002 matured during the nine months ended September 30, 2003, time deposits declined by only $13,891 during this period. Heartland has attempted to limit the reduction of time deposits during the first three quarters of 2003, and plans to continue to attempt to limit the future reduction of time deposits, by offering interest rates that are more competitive with local rates on maturing time deposits. This practice may have a negative impact on earnings and capital due to the higher interest expense associated with the higher interest rates. Because Heartland has experienced loan repayments above loan originations during the same period, liquidity has not been impaired by the reduction in time deposits. If Heartland is unable to retain maturing time deposits sufficient to meet future liquidity needs, Heartland may obtain funds through advances from the Federal Home Loan Bank, which would be required to be secured by specific securities pledged as collateral in the amount of 120% of advances outstanding and may bear interest at higher rates than the maturing time deposits.

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Short-term borrowings decreased by $1,113 from $6,251 at December 31, 2002 to $5,138 at September 30, 2003. Short-term borrowings consist of repurchase agreements at December 31, 2002 and September 30, 2003. The repurchase agreements operate on a daily sweep arrangement with a depositor's checking account. Therefore the balances fluctuate daily.

Heartland's total equity to total asset ratio was 6.83% at September 30, 2003 compared to 6.91% at December 31, 2002. The decrease was due to the increase in total assets, offset by total comprehensive income for the nine months ended September 30, 2003. Book value (shareholders' equity) per common share of Heartland was $8.86 at September 30, 2003 compared to $8.75 at December 31, 2002. The change in book value per common share resulted from the total comprehensive income for the nine months ended September 30, 2003.

RESULTS OF OPERATIONS

Heartland recorded net income of $144 for the three months ended September 30, 2003 compared to net loss of $1,131 for the three months ended September 30, 2002. Heartland recorded net income of $242 for the nine months ended September 30, 2003 compared to net loss of $1,191 for the nine months ended September 30, 2002. The change in net income for the three month period was primarily due to a $1,857 decrease in provision for loan losses, a $198 increase in noninterest income and a $200 decline in provision for loss on other real estate, partially offset by a $160 increase in salaries and employee benefits. The change in net income for the nine month period was primarily due to a $2,218 decline in provision for loan losses, a $424 increase in noninterest income and a $500 decline in provision for loss on other real estate, partially offset by a $343 decrease in net interest income and a $391 increase in salaries and employee benefits.

Interest income for the three months ended September 30, 2003 was $2,315, compared to $2,618 for the three months ended September 30, 2002. Interest income for the nine months ended September 30, 2003 was $7,010 compared to $8,414 for the nine months ended September 30, 2002. For the three month period, interest income increased $16 due to higher average balances of interest earning assets, including a $90 increase due to higher volumes of taxable securities partially offset by a $65 decline due to lower average balances of loans. Interest income declined $319 due to lower average interest rates on interest earning assets, including $157 due to declines in average loan interest rates and $152 due to declines in average taxable securities rates. For the nine month period, interest income declined $150 due to lower average balances of interest earning assets, including a $257 decline due to lower average balances of loans partially offset by a $112 increase due to higher volumes of taxable securities. Interest income declined $1,254 due to lower average interest rates on interest earning assets, including $938 due to declines in average loan interest rates and $248 due to declines in average taxable securities rates.

--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Interest  expense of $649 was incurred  during the three months ended  September
30, 2003 compared to interest expense during the three months ended September 30, 2002 of $978. Interest expense for the nine months ended September 30, 2003 was $2,188 compared to $3,249 for the nine months ended September 30, 2002. For the three month period, interest expense increased $15 due to higher average balances of interest bearing liabilities, including $29 due to higher volumes of time deposits partially offset by a $13 decrease due to lower volumes of transaction deposit accounts. Interest expense declined $344 due to declines in average rates paid on interest bearing liabilities, including $112 decline due to lower average rates on transaction deposits and $194 decline due to lower average rates on time deposits. For the nine month period, interest expense increased $120 due to higher average balances of interest bearing liabilities, including $142 due to higher volumes of time deposits partially offset by $18 decline due to lower volumes of transaction deposit accounts. Interest expense declined $1,181 due to declines in average rates paid on interest bearing liabilities, including $432 decline due to lower average rates on transaction deposits and $658 decline due to lower average rates on time deposits.

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002, net interest income increased $26, 1.57%, including a $1 increase due to lower average volumes of interest earning assets and interest bearing liabilities and a $25 increase due to lower average rates on interest earning assets and interest bearing liabilities. For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, net interest income decreased $343, 6.64%, including a $270 decline due to lower average volumes of interest earning assets and interest bearing liabilities and a $73 decline due to lower average rates on interest earning assets and interest bearing liabilities.

The provision for loan losses recorded during the three months ended September 30, 2003 was $143 compared to $2,000 for the three months ended September 30, 2002. Net charge-offs were $274 or 191.61% of the provision for loan losses during the quarter ended September 30, 2003 and included $73 of construction and land development loans, $80 of commercial and industrial loans and $112 of consumer loan net charge-offs. Provision for loan losses was less than net charge-offs during the quarter ended September 30, 2003 due to charge-offs of amounts specifically allocated to individual loans as of June 30, 2003 and the reduction of amounts allocated to pools of loans due to the reduction of balances of loans within the pools. Net charge-offs were $2,373 or 118.65% of the provision for loan losses during the quarter ended September 30, 2002. Provision for loan losses was less than net charge-offs during the quarter ended September 30, 2002 due to charge-offs of amounts specifically allocated to individual loans as of June 30, 2002 and the reduction of amounts allocated to pools of loans due to the reduction of balances of loans within the pools.



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


The provision for loan losses recorded during the nine months ended September 30, 2003 was $632 compared to $2,850 for the nine months ended September 30, 2002. Net charge-offs were $459 or 72.63% of the provision for loan losses during the nine months ended September 30, 2003 and included $75 of construction and land development loans, $53 of residential real estate loans, $69 of commercial and industrial loans and $245 of consumer loan net charge-offs. Provision for loan losses during the nine months ended September 30, 2003 exceeded net charge-offs due to $642 in additional allocations of the allowance for loan losses to specific loans within the portfolio at September 30, 2003, partially offset by a $469 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans. Net charge-offs were $2,788 or 97.82% of provision for loan losses during the nine months ended September 30, 2002. Provision for loan losses during the nine months ended
September 30, 2002 exceeded net charge-offs due to $1,253 in additional allocations of the allowance for loan losses to specific loans within the portfolio at September 30, 2002, partially offset by a $1,191 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans.

Non-interest income was $702 and $1,801 for the three and nine months ended September 30, 2003 and included $326 and $914 of net gains on sales of loans held for sale and $78 and $78 of increase in cash surrender value of bank owned life insurance. Comparatively, non-interest income was $504 and $1,377 for the three and nine months ended September 30, 2002 and included $193 and $455 of net gains on sales of loans held for sale and $0 and $0 of increase in cash surrender value of bank owned life insurance. The increase in net gains on sales of loans held for sale is due to the lower interest rate environment creating a higher volume of mortgage loans originated. The increase in cash surrender value of bank owned life insurance during the three and nine month periods ended September 30, 2003 is due to earnings on the investments underlying the insurance policies. The cash surrender value of bank owned life insurance did not change materially during the three and nine month periods ended September 30, 2002 due to lack of earnings on the investments underlying the insurance policies.

Salaries and benefits expense was $1,126 and $3,274 for the three and nine months ended September 30, 2003 compared to $966 and $2,883 for the three and nine months ended September 30, 2002. The increase in salaries and benefits expense is primarily due to higher commissions paid to employees on mortgage loan sales and the addition of employees in the lending area.

Professional fees were $123 and $331 for the three and nine months ended September 30, 2003 compared to $79 and $260 for the three and nine months ended September 30, 2002. The increase was primarily due to additional legal fees associated with loan collections.


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2003
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

FDIC insurance was $17 and $102 for the three and nine months ended September 30, 2003 compared to $65 and $158 for the three and nine months ended September 30, 2002. The decrease was primarily due to improvement of the Bank's risk assessment by the FDIC effective April 1, 2003 and secondarily due to the reduction in deposits outstanding.

Provision for loss on other real estate was $0 for the three and nine months ended September 30, 2003 compared to $200 and $500 for the three and nine months ended September 30, 2002. Other real estate consists of properties obtained in the process of collection of loans. At the time other real estate is obtained, the estimated fair value of the property is recorded as an asset and, if deemed uncollectable, the remaining balance of the loan is recorded as a charge against the allowance for loan losses. Subsequent reductions in the estimated fair value of the property are recorded as provision for loss on other real estate during the period in which the change is identified. In the quarter ended September 30, 2002, the bank recorded a reduction of the book value of several parcels of other real estate to the estimated fair value.

The other expenses during the three and nine months ended September 30, 2003 and during the three and nine months ended September 30, 2002 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily related to the additional staff and the costs associated with compliance with the May 1, 2002 Order.

CAPITAL RESOURCES

Shareholders' equity totaled $12,353 at September 30, 2003, compared to $12,200 at December 31, 2002. The change is attributable to the total comprehensive income for the nine months ended September 30, 2003.

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



--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2003
              (Dollar amounts in thousands, except per share data)

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

At September 30, 2003, Heartland had sufficient liquid assets at the parent-company level to pay the interest payable on the trust preferred securities during 2003 and 2004, and Heartland may elect to defer the payment of interest on such securities for certain periods of time in any event. Heartland therefore does not expect that the maintenance requirements with respect to the Bank's capital ratio and related Bank dividend limitations that are included in the May 2002 Order will be material to parent-company liquidity during 2003 or 2004.

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


--------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2003

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


Reports on Form 8-K


No reports on Form 8-K were filed during the three months ended September 30, 2003, other than a report on Form 8-K that was filed on July 30, 2003 to furnish under Items 7 and 12 the press release that Heartland issued to announce its results of operations for the second quarter of 2003.


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



                                        HEARTLAND BANCSHARES, INC.
                                       (Registrant)



Date:  11/13/03                          /s/ Steven L. Bechman
     ------------                       ----------------------
                                        Steven L. Bechman
                                        President and
                                        Chief Executive Officer







Date:  11/13/03                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer