Form 10QSB/A
period 2003-09-30
HEARTLAND BANCSHARES INC /IN/
filed 2003-11-14
CIK 1042905

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

--------------------------------------------------------------------------------

                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                  2003        2002        2003       2002
                                  ----        ----        ----       ----

Interest income
   Loans, including related
     fees                        $2,076     $ 2,298      $6,224    $ 7,418
   Securities:
     Taxable                        179         241         588        724
     Non-taxable                     31          31          91         93
   Other                             29          48         107        179
                                 ------     -------      ------    -------
                                  2,315       2,618       7,010      8,414
Interest expense
   Deposits                         555         845       1,878      2,844
   Short-term borrowings              7          19          18         64
   Other borrowings                  87         114         292        341
                                 ------     -------      ------    -------
Total interest expense              649         978       2,188      3,249
                                 ------     -------      ------    -------

Net interest income               1,666       1,640       4,822      5,165

Provision for loan losses           143       2,000         632      2,850
                                 ------     -------      ------    -------
Net interest income after
 provision for loan losses        1,523        (360)      4,190      2,315

Noninterest income
   Service charges and fees         163         148         473        445
   Investment commissions           110          90         260        288
   Gain on sale of loans held
    for sale, net                   326         193         914        455
   Other                            103          73         154        189
                                 ------     -------      ------    -------
                                    702         504       1,801      1,377

Noninterest expense
   Salaries and employee
    benefits                      1,126         966       3,274      2,883
   Occupancy and equipment, net     177         166         517        499
   Data processing                  174         193         532        617
   Professional fees                123          79         331        260
   FDIC Insurance                    17          65         102        158
   Provision for loss on
    Other Real Estate                 -         200           -        500
   Other                            432         355         895        780
                                 ------     -------      ------    -------
                                  2,049       2,024       5,651      5,697
                                 ------     -------      ------    -------
Income(loss) before income taxes    176      (1,880)        340     (2,005)

Income tax expense/(benefit)         32        (749)         98       (814)
                                 ------     -------      ------    -------
Net income(loss)                 $  144     $(1,131)     $  242    $(1,191)
                                 ======     ========     ======    =======
Basic and diluted earnings
    (loss) per share             $  .10     $  (.81)     $  .17    $  (.85)
                                 ======     =======      ======    =======

Comprehensive income (loss)      $  (19)    $(1,085)     $  153    $(1,031)
                                 ======     =======      ======    =======

--------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 2003 and 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                             2003        2002
                                                             ----        ----
Cash flows from operating activities
   Net income (loss)                                       $    242   $ (1,191)
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                             470        217
      Origination of loans held for sale                    (61,038)   (34,350)
      Proceeds from sales of loans held for sale             65,654     32,985
      Gain on sale of loans held for sale                      (914)      (455)
      Loss on sale and write-down of other real estate           11        500
      FHLB stock dividend                                       (23)         -
      Provision for loan losses                                 632      2,850
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (161)    (1,763)
         Accrued interest payable and other liabilities         (14)       (39)
                                                           --------   --------
            Net cash from operating activities                4,859     (1,246)

Cash flows from investing activities
   Purchase of securities available-for-sale                (35,793)    (8,544)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                           19,587     10,269
   Loans made to customers, net of payments collected         2,966     18,252
   Purchase of FHLB stock                                         -        (96)
   Proceeds from the sale of other real estate                  989
   Net purchases of property and equipment                      (72)       (99)
                                                           --------   --------
      Net cash from investing activities                    (12,323)    19,782

Cash flows from financing activities
   Net change in deposit accounts                             5,136    (10,998)
   Net change in short-term borrowings                       (1,113)    (2,065)
                                                           --------   --------
      Net cash from financing activities                      4,023    (13,063)
                                                           --------   --------

Net change in cash and cash equivalents                      (3,441)     5,473

Cash and cash equivalents at beginning of period             25,232     16,507
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 21,791   $ 21,980
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