Form 10KSB
period 2003-12-31
HEARTLAND BANCSHARES INC /IN/
filed 2004-03-31
CIK 1042905

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                      [X] ANNUAL REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

                                     OR

               [  ] TRANSITION REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                               -----
State issuer's revenues for its most recent fiscal year: $11,452,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

On March 17, 2004, the aggregate market value of the common shares of the issuer (including the accompanying preferred share purchase rights) held by non-affiliates of the issuer was $15,506,109, valuing the common shares at the last reported trade price on that date and assuming (solely for purposes of this calculation) that all directors and executive officers of the issuers were affiliates of the issuer and that no other shareholder was an affiliate of the issuer.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 29, 2004, the latest practicable date, 1,394,172 of the issuer's common shares, no par value (including accompanying preferred shares purchase rights), were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Shareholders of Heartland Bancshares, Inc. for the year ended December 31, 2003, to the extent stated herein, are incorporated by reference from Exhibit 13 into Parts I and II.
2. Portions of the Proxy Statement of Heartland Bancshares, Inc. for the Annual Meeting of its Shareholders to be held May 17, 2004, to the extent stated herein, are incorporated by reference from Exhibit 99.1 into Part III.

                          FORM 10-KSB TABLE OF CONTENTS

PART I                                                              Page

Item  1.  Description of Business                                     5
Item  2.  Description of property                                    20
Item  3.  Legal Proceedings                                          21
Item  4.  Submission of Matters to a Vote of Security Holders        21

PART II

Item  5.  Market for Common Equity and Related Stockholder Matters   22
Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        22
Item  7.  Financial Statements                                       22
Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        22
Item  8A. Controls and Procedures                                    23

PART III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act                                                        24
Item 10.  Executive Compensation                                     25
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters             25
Item 12.  Certain Relationships and Related Transactions             27
Item 13.  Exhibits and Reports on Form 8-K                           28
Item 14.  Principal Accountant Fees and Services                     30
Signatures                                                           31

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

During the three year period ended December 31, 2003, Heartland's business focused on the development of the business of the Bank. Material developments during this three year period included the opening by the Bank of a new operations center in Franklin during 2001 (see "Item 2. Description of Property"), the issuance by Heartland of trust preferred securities during 2001 (see Note 8 to the consolidated financial statements included in Item 7 of this Report, which note is incorporated herein by reference), and the entry by the Bank's regulators of a cease and desist order against the Bank in May 2002 (see the description of this Order under "Regulation and Supervision of Heartland and the Bank," below). Certain financial data reflecting Heartland's consolidated financial condition as of December 31, 2003, 2002, and 2001, and its consolidated results of operations for each of the three years ended December 31, 2003, is included under the heading "SELECTED FINANCIAL DATA" below.

The Bank operates from offices located in Franklin, Greenwood, and Bargersville, Indiana.

The business of the Bank consists primarily of attracting deposits from the general public, originating commercial, residential real estate and consumer loans and purchasing and selling certain investment securities. The Bank operates (through a division of the Bank that does business under the name "Heartland Investment Services" in a cooperative arrangement with a non-affiliated securities broker-dealer) a full-service brokerage department in order to sell mutual funds and other non-deposit investment products to the public. The Bank also offers a certificate of deposit brokerage program.

Heartland offers commercial loans to area businesses in addition to new home construction loans and business lines of credit. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. Heartland originates adjustable rate first mortgage loans, second mortgage loans and home equity lines of credit secured by single-family homes.

As of December 31, 2003, the Bank had 86 full time equivalent employees. Of these employees, 8 full time equivalent employees were employed in the residential mortgage loan department, 2 full time equivalent employees were employed in the full-service brokerage department and 1 full time equivalent employee was employed in the certificate of deposit brokerage program which departments do not produce or require significant amounts of assets. The Bank utilizes a leased employee arrangement with a third party company, Professional Staff Management, Inc., whereby all employees are leased to the Bank from the third party company. The arrangement allows for employees to participate in group benefits of the third party company. The third party company also administers the majority of human resource activities including payroll, payroll taxes and policy administration. Heartland, the parent company, has no full time employees.

SERVICE AREA

The Bank's primary service area is Johnson County, Indiana and the portion of Marion County south of Southport road, Indianapolis, Indiana. Johnson County was ranked the third fastest growing County in Indiana since 1990 by the United States Census Bureau in the 2000 census. Census data may be obtained from the
Census Bureau Internet site WWW.Census.gov. The majority of Heartland's customers reside in Johnson County. The Bank has one branch in Franklin and two in Greenwood, which are the two largest cities in the county, and a branch in Bargersville, in southwestern Johnson County. Franklin is located in the south-central portion of Johnson County. Greenwood is located on the northern edge of Johnson County and is contiguous with the southern border of Marion County. Bargersville is in the southwest portion of Johnson County.

Greenwood and Franklin are rapidly growing in population and have been for at least 10 years. According to the 2000 census, Franklin's population increased by 50.8% from the 1990 census total population. That growth rate made Franklin the 28th fastest growing city or town in Indiana. The Greenwood population grew by 37.2% from 1990 to 2000 making it the 44th fastest growing city or town in Indiana. Both Franklin and Greenwood have significant levels of retail businesses and some light manufacturing business. Both cities are bedroom communities to Indianapolis. Bargersville is a more rural town with more limited population growth and retail expansion. According to the 2000 census information, the unemployment rate for Johnson County was 2.4% compared to 3.3% for the state of Indiana.

The growth in Franklin and Greenwood has caused the majority of our lending activities to be focused in these areas. Due to the high levels of new housing and retail development, loan demand is primarily in residential and commercial real estate related loans.


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

Dollar amounts in thousands except per share data.
                                                                              6.

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

Effective May 11, 2002, with the consent of the Bank, the FDIC and DFI entered a formal order under federal and state banking laws (as subsequently modified June 3, 2003,) (the "May 2002 Order"), under which the Bank and its Directors were required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank's ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to the Corporation that would result in the Bank's violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank's acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC Regulation
Part 365, in relation to its capital.


Dollar amounts in thousands except per share data.
                                                                              7.

On February 23, 2004, the Bank received written notification from the FDIC and the DFI indicating that the Bank would be released from the May 2002 Order subject to the stipulation that the Bank continue to maintain a Tier 1 capital to assets ratio at 8% or above; to limit growth in total assets to no more than three percent per quarter without regulatory approval and to maintain the levels of acquisition, development and construction loans at or below 125% of Tier 1 capital and commercial real-estate loans at or below 250% of Tier 1 capital. As of February 23, 2004, the Bank's Tier 1 capital ratio was 9.49%, total assets had declined to $166,178, acquisition, development and construction loans totaled 61.75% of Tier 1 capital and commercial real-estate loans totaled 203.51% of Tier 1 capital. On February 23, 2004 the Bank's board of directors adopted a resolution accepting the stipulations as presented by the FDIC and DFI and notified the FDIC and DFI of the resolution and intent to abide by the stipulations.

See Item 6 of this Report for additional discussion of the effects that the May 2002 Order have had, and that the stipulation of release are expected to have, on the financial condition, results of operations, liquidity and financial resources of the Bank and of Heartland.

Heartland is a legal entity separate and distinct from the Bank. There are various legal limitations on the extent to which the Bank can supply funds to Heartland. The principal source of Heartland's funds consists of dividends from the Bank. State and federal laws restrict the amount of dividends that may be paid by banks. In addition, the stipulation of release of the May 2002 Order requires the Bank to maintain a ratio of Tier 1 capital to total assets of not less than 8.0%. The Bank's Tier I Capital to total assets ratio at December 31, 2003 was 9.26% (8.91% using average assets for the quarter ended December 31, 2003).

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

Dollar amounts in thousands except per share data.
                                                                              8.

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

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion incorporated by reference into Item 7 of this Form 10-KSB, "Management's Discussion and Analysis of Financial Condition and Results of Operations," lists some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other uncertainties that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown direction, and magnitude and duration, of any future changes in prevailing market rates of interest; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; and actions of the Federal Reserve Board and legislative and regulatory actions and reforms. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to time when considering any forward-looking statement.


SELECTED FINANCIAL DATA

The information presented below should be read in conjunction with the consolidated financial statements, which are incorporated by reference into Item 7 of this Report from Exhibit 13, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference into Item 6 of this Report from Exhibit 13.


                                       Year Ended     Year Ended     Year Ended
                                      December 31,   December 31,   December 31,
Income Statement Data:                    2003           2002           2001
                                          ----           ----           ----

Total interest income                 $   9,230      $  10,972      $  14,409
Total interest expense                    2,758          4,207          6,789
                                      ---------      ---------      ---------
Net interest income                       6,472          6,774          7,620
Provision for loan losses                   692          3,150          2,967
Noninterest income                        2,222          1,944          1,596
Noninterest expense                       7,412          7,609          5,416
Provision for income taxes                  176           (837)           304
                                      ---------      ---------      ---------
Net income/(loss)                     $     414      $  (1,213)     $     529
                                      =========      ==========     =========
Net income per share/(loss)                 .30           (.87)  $        .38
Average shares                        1,394,172      1,394,172      1,394,172

Dollar amounts in thousands except per share data.
                                                                              9.

                                       Year Ended     Year Ended
                                      December 31,   December 31,
Income Statement Data:                    2000           1999
                                          ----           ----

Total interest income                 $  12,476      $   7,478
Total interest expense                    6,347          3,612
                                      ---------      ---------
Net interest income                       6,129          3,866
Provision for loan losses                 1,744            656
Noninterest income                          767            297
Noninterest expense                       3,929          2,352
Provision for income taxes              __  472            182
                                      ---------      ---------
Net income/(loss)                     $     751      $     973
                                      =========      =========
Net income/(loss) per share           $     .54      $     .70
Average shares                        1,394,172      1,394,172


                                         At             At             At
                                     December 31,   December 31,    December 31,
                                        2003           2002            2001
                                        ----           ----            ----
Balance Sheet Data:
Total Assets                          $ 167,929      $ 176,812      $ 189,517
Loans, Net of Allowance
  for Loan Losses                       110,255        116,422        143,236
Demand & Savings Deposits                86,751         78,950         86,341
Time Deposits                            50,755         69,449         74,650
Borrowings                               16,967         15,406         14,554
Shareholders' Equity                     12,552         12,200         13,263
Book Value Per Share                  $    9.00      $    8.75      $    9.51
Equity to Asset Ratio                      7.47%          6.91%          7.00%

                                           At             At
                                      December 31,    December 31,
                                          2000           1999
                                          ----           ----

Balance Sheet Data:
Total Assets                          $ 164,916      $ 110,139
Loans, Net of Allowance
  for Loan Losses                       129,882         89,680
Demand & Savings Deposits                64,598         38,135
Time Deposits                            74,622         50,384
Borrowings                               12,273          9,519
Shareholders' Equity                     12,658         11,643
Book Value Per Share                  $    9.08      $    8.35
Equity to Asset Ratio                      7.68%         10.57%

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables depict for the years ended December 31, 2003, 2002, and 2001, certain information related to Heartland's average balance sheets and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages. Non-accrual loan balances are included in the average balances of loans. During 2003, $0 interest income on loans on non-accrual at December 31, 2003 was included in interest income. During 2003, $275 of interest income would have been recorded on non-accrual loans at December 31, 2003 if the loans had been current. Yields on non-taxable securities are not presented on a tax-equivalent basis.

Dollar amounts in thousands except per share data.
                                                                             10.

                                 Year Ended                   Year Ended
                              December 31, 2003            December 31, 2002
                              -----------------            -----------------
                            Average  Income/ Yield/     Average   Income/ Yield/
                            Balance  Expense  Rate      Balance   Expense  Rate
Interest earning assets
   Short-term investments  $  9,396  $  147   1.56%    $ 12,992  $    230  1.77%
   Taxable securities        28,920     868   3.00       15,893       965  6.07
   Non-taxable securities     3,101     124   4.00        2,626       123  4.68
   Loans                    123,084   8,091   6.57      135,433     9,654  7.13
                           --------  ------            --------  --------
Total interest earning
 assets                    $164,501  $9,230   5.61     $166,944  $ 10,972  6.57
                           ========  ======            ========  ========

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and
     Savings Deposits      $ 64,362  $  495   0.77%    $ 63,002  $    971  1.54%
   Time deposits             62,676   1,856   2.96       70,929     2,700  3.81
   Short-term borrowings      4,272      26   0.61        4,872        74  1.52
   Other borrowings           8,999     381   4.23        9,155       462  5.05
                           --------  ------            --------  --------
Total interest bearing
 liabilities               $140,309  $2,758   1.97     $147,958  $  4,207  2.84
                           ========  ======            ========  ========

                                                      Year Ended
                                                   December 31, 2001
                                              Average    Income/  Yield/
                                              Balance    Expense   Rate
                                              -------    -------   ----
Interest earning assets
   Short-term investments                   $   6,060    $   225    3.71%
   Taxable securities                          18,586      1,365    7.34
   Non-taxable securities                       1,489         67    4.50
   Loans                                      145,961    $12,752    8.74
                                            ---------    -------
Total interest earning assets               $ 172,096    $14,409    8.37
                                            =========    =======

Interest bearing liabilities
   Interest-bearing demand,
     Money Market and
     Savings Deposits                       $  59,639    $ 1,784    2.99%
   Time deposits                               81,071      4,531    5.59
   Short-term borrowings                        6,174        223    3.61
   Other borrowings                             4,222        251    5.95
                                            ---------    -------
Total interest bearing
   Liabilities                              $ 151,106    $ 6,789    4.49
                                            =========    =======



                                            2003     2002      2001
                                            ----     ----      ----
Average yield on interest-earning
  assets                                    5.61%    6.57%     8.37%
Average rate paid on interest
  -bearing liabilities                      1.97     2.84      4.49
Net interest spread                         3.64     3.73      3.88
Net interest margin (net interest
  income divided by average
  total interest-earning assets)            3.93     4.05      4.43
Return on average assets                    0.24     (.68)      .29
Return on average equity                    3.35    (9.26)     3.95

Dollar amounts in thousands except per share data.
                                                                             11.

INTEREST INCOME AND EXPENSE ANALYSIS

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


                                              Year ended December 31,
                                              -----------------------
                                                   2003 vs. 2002
                                                   -------------
                                                Increase (Decrease)
                                                      due to
                                                      ------
                                             Volume     Rate      Total
                                             ------     ----      -----
Interest income attributable to:
  Loans                                     $  (843)     $(720) $(1,563)
  Securities                                    564       (660)     (96)
  Other interest-earning assets(1)              (58)       (25)     (83)
                                            -------    -------  -------
   Total interest-earning assets               (337)    (1,405)  (1,742)
                                            -------    -------  -------

  Money Market and Savings deposits              21       (497)    (476)
  Time deposits                                (290)      (554)    (844)
  Short-term borrowings                          (8)       (40)     (48)
  Other borrowings                               (8)       (73)     (81)
                                            -------    -------  -------
   Total interest-bearing liabilities          (285)    (1,164)  (1,449)
                                            -------    -------  -------
Increase (decrease) in net interest income  $   (52)   $  (241)  $ (293)
                                            =======    =======   ======

Dollar amounts in thousands except per share data.
                                                                             12.

                                              Year ended December 31,
                                              -----------------------
                                                   2002 vs. 2001
                                                   -------------
                                                Increase (Decrease)
                                                      due to
                                                      ------
                                             Volume     Rate      Total
                                             ------     ----      -----
Interest income attributable to:
  Loans                                      $  (872)  $(2,226) $(3,098)
  Securities                                    (129)     (215)    (344)
  Other interest-earning assets(1)               165      (160)       5
                                             -------    ------   ------
   Total interest-earning assets                (836)   (2,601)  (3,437)
                                             -------   -------   ------
Interest expense attributable to:
  Money Market and Savings deposits               96      (909)    (813)
  Time deposits                                 (516)   (1,315)  (1,831)
  Short-term borrowings                          (40)     (109)    (149)
   Total interest-bearing liabilities           (206)   (2,376)  (2,582)
                                             -------   -------   ------

Increase (decrease) in net interest income   $  (630)  $  (225)  $ (855)
                                             =======   =======   ======


(1) Includes federal funds sold and interest-bearing deposits in other financial institutions.

LOANS. Heartland's gross loans, excluding those held for sale, totaled $113,556 at December 31, 2003, $119,920 at December 31, 2002, $146,636 at December 31,
2001, $132,549 at December 31, 2000 and $91,045 at December 31, 1999.

The following table sets forth information concerning the composition of Heartland's loan portfolio in dollar amounts and percentages as of December 31, 2003, 2002, 2001, 2000 and 1999:


                                     2003                 2002
                                  Percent of            Percent of
                              Amount      Loans      Amount     Loans
                              ------      -----      ------     -----
TYPE OF LOAN
Commercial loans and leases  $ 64,799      57.06%  $  66,861    55.76%
Construction                   10,748       9.47      12,489    10.41
Residential mortgages          24,668      21.72      23,952    19.97
Consumer                       13,341      11.75      16,618    13.86
                             --------   --------   ---------  -------
Gross loans                  $113,556     100.00%  $ 119,920   100.00%
                             ========   ========   =========  =======




Dollar amounts in thousands except per share data.
                                                                             13.

                                     2001                  2000
                                  Percent of            Percent of
                              Amount      Loans      Amount     Loans
                              ------      -----      ------     -----
TYPE OF LOAN
Commercial loans and leases  $ 76,097      51.90%   $ 63,776    48.11%
Construction                   23,150      15.79      24,719    18.65
Residential mortgages          24,795      16.91      21,942    16.55
Consumer                       22,594      15.40      22,122    16.69
                             --------   --------    --------  -------
Gross loans                  $146,636     100.00%   $132,549   100.00%
                             ========   ========    ========  =======


                                    1999
                                 Percent of
                              Amount      Loans
                              ------      -----
TYPE OF LOAN
Commercial loans and leases   $42,778      46.99%
Construction                   17,109      18.79
Residential mortgages          15,069      16.55
Consumer                       16,089      17.67
                              -------   --------
Gross loans                   $91,045     100.00%
                              =======   ========



LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in Heartland's loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter than contractual maturities. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below.

                                            Remaining  Maturities
                                            One Year   Over one to  Over five
                                 Amount      or less   five years     years
                                 ------      -------   ----------     -----
TYPE OF LOAN

  Commercial loans and leases   $ 64,799     $14,254    $ 7,829     $42,716
  Construction                    10,748       6,144      2,092       2,512
  Residential mortgages           24,668         664      1,004      23,000
  Consumer                        13,341       2,497      8,456       2,388
                                --------     -------    -------     -------
  Total                         $113,556     $23,559    $19,381     $70,616
                                ========     =======    =======     =======


Commercial loans and leases with remaining maturities over one year consist of $9,858 with fixed interest rates and $40,687 with variable interest rates, at December 31, 2003. Construction loans with remaining maturities over one year consist of $2,847 with fixed interest rates and $1,757 with variable interest rates, at December 31, 2003. Residential mortgage loans with remaining maturities over one year consist of $2,317 with fixed interest rates and $21,687 with variable interest rates, at December 31, 2003. Consumer loans with remaining maturities over one year consist of $8,646 with fixed interest rates and $2,198 with variable interest rates, at December 31, 2003.



Dollar amounts in thousands except per share data.
                                                                             14.

Nonperforming loans include non-accrual loans and accruing loans that are contractually past due 90 days or more as to interest or principal payments. The following table sets forth certain information regarding the dollar amount of nonperforming loans at December 31:

Nonperforming loans:       2003      2002        2001         2000      1999
                           ----      ----        ----         ----      ----

Non-accrual loans       $  3,023    $4,857     $   663     $   992    $   138
Accruing loans past
  due 90 or more days          0       776          86           0        137
                        --------    ------     -------     -------    -------
Total nonperforming
   loans                $  3,023    $5,633     $   749     $   992    $   275
                        ========    ======     =======     =======    =======

At December 31, 2003, non-accrual loans included $68 in commercial loans, $0 in real estate construction loans, $2,936 in residential real estate loans and $19 in consumer loans.

ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to provide for probable incurred losses in the loan portfolio. Monthly, management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. All loans are given a risk grade from 1 to 7, which is revised based on changes in the borrowers' ability to repay, collateral values, economic conditions and other factors.

Loans with a risk grade of 6 or 7 are evaluated individually for impairment and allowance amounts are allocated specifically, if necessary, based on estimated present value of future cash flows. The balance of loans graded 6 or 7 at December 31, 2003 was $10,269 and related allocated reserve was $1,768. All other loans are evaluated as a group by loan type. Allocation factors are assigned to each risk grade from 1 to 5 within each loan type. Allocation factors are derived by using historical loss percentages, modified for trends in losses, trends in delinquency, economic factors and other factors. At December 31, 2003, the balance of all loans graded 1 to 5 was $103,287 and related allocated allowance was $1,533. Provision for loan losses is adjusted in order to maintain the balance in the allowance for loan losses at the level estimated by the calculation of allocated allowance.

The Board of Directors of the Bank, not less frequently than quarterly, reviews with senior management its recommended allowance. For more information concerning the factors considered in determining the adequacy of the allowance for loan and lease losses, see "Nonperforming Assets and Allowance for Loan
Losses" under the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Heartland's Annual Report for 2003 attached as Exhibit 13, which discussion is incorporated herein by reference. At December 31, 2003, Heartland's allowance for loan losses totaled $3,301.



Dollar amounts in thousands except per share data.
                                                                             15.

The following table provides an allocation of Heartland's allowance for probable loan losses as of each of the following dates:

                                                At December 31,
                                                ---------------
                                   2003     2002      2001      2000      1999
                                   ----     ----      ----      ----      ----
   Loan type
     Commercial loans and
      leases                    $ 1,624   $ 2,063   $ 1,466   $ 1,284   $  641
     Construction                   452       565       789       497      257
     Residential mortgages          836       382       679       441      226
     Consumer                       389       488       466       445      241
                                -------   -------   -------   -------   ------

                                $ 3,301   $ 3,498   $ 3,400   $ 2,667   $1,365
                                =======   =======   =======   =======   ======


The activity in the allowance for loan losses for the years ended December 31, is as follows:
                               2003       2002       2001     2000       1999
                               ----       ----       ----     ----       ----

   Beginning balance         $ 3,498   $  3,400   $ 2,667   $  1,365   $   742
   Provision charged
    to operations                692      3,150     2,967      1,744       656
   Loans charged-off          (1,103)    (3,702)   (2,300)      (446)      (34)
   Recoveries on loans
    previously charged-off       214        650        66          4         1
                             -------   --------   -------   --------   -------

   Ending balance            $ 3,301   $  3,498   $ 3,400   $  2,667   $ 1,365
                             =======   ========   =======   ========   =======


The following table sets forth certain information regarding the dollar amount of charge-offs and recoveries for the years ended December 31:


                               2003       2002       2001     2000       1999
                               ----       ----       ----     ----       ----
Charge-offs by loan type:
   Commercial                $   444   $  2,648   $   997   $    194   $     -
   Construction                   98        176       927          -         -
   Residential mortgages         198        424        72        147         -
   Consumer                      363        454       304        105        34
                             -------   --------   -------   --------   -------

   Total charge-offs         $ 1,103   $  3,702   $ 2,300   $    446   $    34
                             =======   ========   =======   ========   =======




                               2003       2002       2001     2000       1999
                               ----       ----       ----     ----       ----
Recoveries by loan type:
   Commercial                $    37   $     82   $    43   $      -   $     -
   Construction                    1        465         -          -         -
   Residential mortgages          56         11         -          -         -
   Consumer                      120         92        23          4         1
                             -------   --------   -------   --------   -------

   Total recoveries          $   214   $    650   $    66   $      4   $     1
                             =======   ========   =======   ========   =======



Dollar amounts in thousands except per share data.
                                                                             16.

The following table sets forth certain asset quality ratios at and for the years ended December 31:

                                 2003      2002       2001     2000      1999
                                 ----      ----       ----     ----      ----

   Allowance for loan losses
    to nonperforming loans      109.20%    62.1%     453.9%    371.0%   201.0%
   Net charge-offs to
    average loans                  .72      2.3        1.5        .3       -
   Provision to average
    loans                          .56      2.3        2.0       1.5      0.9

SECURITIES. The following table sets forth the carrying value of Heartland's investment portfolio as of December 31:

                                                    Gross       Gross
                                        Fair     Unrealized  Unrealized
                                        Value       Gains      Losses
                                        -----       -----      ------
2003
   U.S. Government and government
    sponsored entities                 $17,417     $    93     $   (47)
   Obligations of states and
    political subdivisions               4,499         143           -
   Mortgage backed securities           12,076         148         (29)
   Corporate obligations                 1,116          84           -
                                       -------     -------     -------
                                       $35,108     $   468     $   (76)
                                       =======     =======     =======

                                                    Gross       Gross
                                        Fair     Unrealized  Unrealized
                                        Value       Gains      Losses
                                        -----       -----      ------
2002
   U.S. Government and government
    sponsored entities                 $ 7,937     $   104     $     -
   Obligations of states and
    political subdivisions               2,709         119           -
   Mortgage backed securities            7,826         212          (2)
   Corporate obligations                 1,094          54           -
                                       -------     -------     -------
                                      $ 19,566     $   489     $    (2)
                                      ========     =======     =======

The following table sets forth the maturities of investment securities at December 31, 2003 and the weighted-average yield (on a tax equivalent basis) on such securities.

Fair Values                                 Remaining  Maturities
                                One Year   Over one to Over five to Over ten
                                 or less   five years    ten years    years
                                 -------   ----------    ---------    -----
TYPE OF SECURITY

 U.S. Government and government
  sponsored entities            $    512     $15,893    $ 1,012     $     -
 Obligations of states and
   political subdivisions          1,510         895        893       1,201
 Corporate obligations                 -       1,116          -           -
 Mortgage-backed securities            -       1,148      3,244       7,684
                                --------     -------    -------     -------
  Total                         $  2,022     $19,052    $ 5,149     $ 8,885
                                ========     =======    =======     =======

1. Maturity for Mortgage-backed securities was determined using the contractual date of final principal payment.



Dollar amounts in thousands except per share data.
                                                                             17.

Weighted Average Yields                     Remaining  Maturities
                                One Year   Over one to Over five to  Over ten
                                 or less   five years   ten years     years
                                 -------   ----------   ---------     -----
TYPE OF SECURITY

 U.S. Government and government
  sponsored entities                2.09%       3.03%      4.25%          -%
 Obligations of states and
   political subdivisions           1.47        2.67       4.42        5.00
 Corporate obligations                 -        6.01          -           -
 Mortgage-backed securities            -        3.28       4.22        4.47
  Total                             1.66        3.19%      4.26%       4.54

2. Computation of yields is based on amortized cost.




Dollar amounts in thousands except per share data.
                                                                             18.

The following table sets forth the amounts of Heartland's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. In addition, securities expected to be called by the issuer due to the current rate environment are included in the categories based on the expected call dates. Loans held for sale are included in the categories based on the expected sale date. This table does not necessarily indicate the impact of general interest rate movements on Heartland's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond Heartland's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated.


                            Within 3    4 - 12     1 - 5      Over 5
                             Months     Months     years       years       Total
                             ------     ------     -----       -----       -----
Interest-earning assets:
  Federal funds sold        $ 2,636   $     -    $     -      $     -   $  2,636
  Time deposits with other
    Financial institutions        -       500          -            -        500
  Securities                  4,526    14,881      13,830       1,871     35,108
  Loans held for sale         2,058         -           -           -      2,058
  Loans                      39,974    15,757      47,484      10,341    113,556
  FHLB stock                    638         -           -           -        638
                            -------   -------     -------     -------   --------
   Total interest-earning
      assets                 49,832    31,138      61,314      12,212    154,496
                            -------   -------     -------     -------   --------
Interest-bearing
liabilities:
  Interest bearing
   demand     and savings    67,408         -           -           -     67,408
   deposits
  Time deposits              13,145    14,670      22,940           -     50,755
  Repurchase Agreements       7,812         -           -           -      7,812
  FHLB advances                   -     3,000       1,000           -      4,000
  Subordinated debentures     5,155         -           -           -      5,155
                            -------   -------     -------     -------   --------
   Total interest-bearing
   liabilities               93,520    17,670      23,940           -    135,130
                            -------   -------     -------     -------   --------
Interest-earning assets
  less
  Interest-bearing
  liabilities              $(43,688)  $13,468    $ 37,374    $ 12,212    $19,366
                           ========   =======    ========    ========    =======

Cumulative interest-rate
sensitivity gap            $(43,688) $(30,220)   $  7,154    $ 19,366
                           ========  ========    ========    ========

Cumulative interest-rate
  gap as a percentage of
  total interest earning
  assets                     (28.28)%  (19.56)%      4.63%      12.53%



Dollar amounts in thousands except per share data.
                                                                             19.

CERTIFICATES OF DEPOSIT. The following table presents the amount of Heartland's jumbo certificates of deposit with principal balances greater than $100 by the time remaining until maturity as of December 31, 2003:

                                                 At December 31,
                                                 ---------------
               Three months or less                $    4,433
               Over 3 months to 6 months                1,834
               Over 6 months to 12 months               1,604
               Over 12 months                           6,286
                                                   ----------
                  Total                            $   14,157
                                                   ==========



REPURCHASE   AGREEMENTS.   The  following  table  presents  certain  information
pertaining to Heartland's repurchase agreements:

                                                 2003         2002
                                                 ----         ----

Balance outstanding at December 31             $ 7,812     $ 6,251

Maximum amount outstanding at any month-end    $ 7,812     $ 7,364

Average balance outstanding                    $ 4,194     $ 4,855

Weighted average rate                              .60%       1.52%



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



Dollar amounts in thousands except per share data.
                                                                             20.

ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, and the May 2002 Order that is described under Item 1, "BUSINESS --REGULATION AND SUPERVISION OF HEARTLAND AND THE BANK" (which description is incorporated herein by reference), which the Bank believes is in the process of being released, Heartland and the Bank are not involved in any legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required for this item is included in the section headed "COMMON STOCK." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2003), which section is incorporated herein by reference. The description of legal and regulatory restrictions that limit the ability of the Bank to pay dividends to Heartland, and which therefore indirectly limit the ability of Heartland to pay dividends to its shareholders, that is included in Item 1 of this report, Description of Business, under the caption "Regulation and Supervision of Heartland and the Bank", is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required for this item is included in the section headed "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." in Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2003), which section is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS.

Exhibit 13 (the Registrant's Annual Report to Shareholders for the year ended December 31, 2003) includes (following the page headed "FINANCIAL STATEMENTS") the following items (each of which is incorporated herein by reference to the appropriate pages of Exhibit 13):

o  Report of Independent Auditors on consolidated financial statements.

o  Consolidated Balance Sheets at December 31, 2003 and 2002.

o Consolidated Statements of Operations for the years ended December 31, 2003 and 2002.

o Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003 and 2002.

o Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002.

o  Notes to consolidated financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, Heartland carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, Heartland's principal executive officer and principal financial officer concluded that Heartland's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Heartland's periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There was no change in Heartland's internal control over financial reporting that occurred during Heartland's fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, Heartland's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to directors and executive officers of Heartland is included in the section headed "Election of Directors" in Exhibit 99.1, the 2004 Proxy Statement of Heartland, which section is incorporated herein by reference. Additional information relating to non-director executive officers is listed below. The position and principal occupation of each of such executive officers has been the same for at least the last five years, except as indicated below.

Executive Officers:

John M. Morin
Senior Vice President, Consumer Lending, of the Bank
Age 54

R. Trent McWilliams
Vice President, Business Development of the Bank
Age 52

Jeffery D. Joyce
Vice President and Chief Financial Officer of Heartland and the Bank
Age 33

Eric Johnson1
Chief Credit Officer of the Bank
Age 54

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

Code of Ethics. The Board of Directors of Heartland has adopted a Code of Ethics that constitutes a "code of ethics" as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002. Heartland will provide to any person without charge a copy of its Code of Ethics, if such person submits a written request to the attention of Jeff Joyce.

Audit Committee Financial Expert. The Board of Directors of Heartland has determined that Patrick A Sherman, a member of its Audit Committee, is an "audit committee financial expert" as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that Mr. Sherman qualifies as "independent," as that term is defined by applicable SEC rules and by the Marketplace Rules of The NASDAQ Stock Market, Inc., for purposes of determining the independence of members of audit committees of companies (unlike Heartland) whose securities are listed on the National Market System of NASDAQ.

ITEM 10.   EXECUTIVE COMPENSATION

Information relating to compensation of Heartland's executive officers and Directors is included under the captions "Executive Compensation" and "Election of Directors Compensation of Directors" in Exhibit 99.1, the 2004 Proxy Statement of Heartland, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding beneficial ownership of certain persons is included under the captions "ELECTION OF DIRECTORS" in Exhibit 99.1, the 2004 Proxy Statement of Heartland, which section is incorporated herein by reference. In tabular format, the information required by Item 403 of Regulation S-B with respect to persons who are known (based solely upon information publicly filed by such beneficial owners with the Securities and Exchange
Commission in certain documents described below) to Heartland to be the beneficial owner of more than five percent of Heartland's common shares is as follows:


                      Name and                 Amount and
  Title of     Address of Beneficial      Nature of Beneficial      Percent of
    Class              Owner                    Ownership              Class

Common         Hot Creek Investors, LP            134,300              9.63%
               Hot Creek Capital, LLC
               David M. W. Harvey
               PO Box 3178
               Gardnerville, NV  89410

Common         Riggs Partners, LLC                 98,353              7.05%
               Philip Timyan
               3045 Central Avenue
               Wester Springs, IL  30538

Common         Jeffrey A. Miller                  103,381              7.42%
               Eric D. Jacobs
               P.O. Box 26039 Gallows Bay Station
               Christiansted, St. Croix, USVI 00824

Common         Tontine Financial Partners, L.P.    77,200              5.54%
               Tontine Management, L.L.C.
               Jeffrey L. Gendell
               55 Railroad Avenue, Third Floor
               Greenwich, Connecticut 06830



According to a Schedule 13D amendment filed as of May 14, 2003 by Hot Creek Investors, LP, Hot Creek Capital, LLC and David M. W. Harvey, all securities beneficially owned by them were held by Hot Creek Investors, L.P. ("Hot Creek"). Hot Creek Capital, LLC and David M. W. Harvey stated that they were joining in the Schedule 13G because they exercised voting and investment power over the shares held by Hot Creek.

According to a Schedule 13D amendment filed as of December 18, 2002 by Riggs Partners, LLC, and Philip Timyan, all securities beneficially owned by them were held by Riggs Partners, LLC ("Riggs"). Philip Timyan stated that he was joining in the Schedule 13D because he exercised voting and investment power over the shares held by Riggs.

According  to a  Schedule  13D  filed as of May 12,  2003 by  Tontine  Financial
Partners, L.P., Tontine Management, L.L.C. and Jeffrey L. Gendell, all securities beneficially owned by them were held by Tontine Financial Partners, L.P. ("Tontine"). Tontine Management, L.L.C. and Jeffrey L. Gendell stated that they were joining in the Schedule 13D because they exercised voting and investment power over the shares held by Tontine.

According to a Schedule 13G amendment filed as of February 13, 2004 by Jeffery Miller and Eric Jacobs, Mr. Miller and Mr. Jacobs do not directly hold any shares, but did indirectly beneficially own 103,381 shares of Common Stock in their capacity as (i) the sole managers and members of Miller & Jacobs Capital, L.L.C., a Virgin Islands limited liability company ("MJC"), which in turn (a) provides discretionary investment management services to Acadia Fund I, L.P., a Delaware limited partnership ("Acadia LP"), (b) serves as a sub-advisor with discretionary investment advisory authority for Acadia Life International, a Bermuda corporation, and (c) serves as a sub-advisor with discretionary investment advisory authority for Avant Garde Investment, Ltd., a British Virgin Islands corporation; (ii) the sole managers of Cerulean Investment Management, L.L.C., a Delaware limited liability company, which in turn serves as investment manager for Cerulean Partners, Ltd., an exempt company incorporated in the Cayman Islands; and (iii) the sole members and managers of Acadia Fund I, LLC, a Delaware limited liability company, which in turn serves as the general partner for Acadia Fund I, GP, L.P., a Delaware limited partnership, which in turn serves as general partner for Acadia LP. Jeffery Miller and Eric Jacobs stated that they were filing the Schedule 13G because they exercised voting and investment power over the shares held by Acadia LP.

Equity Compensation Plan Information

At December 31, 2003, the Company maintained three stock option plans under which it had authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1997 employee plan (under which new options may be granted through 2007); its 1997 non-employee director plan (under which no new options may be granted after September 2002; and its 2003 non-employee director plan). The two 1997 plans were each approved by the requisite vote of the Company's common shareholders in 1997 prior to the Company's initial public offering of its common shares. Each of these plans was amended in 1999 by the Board of Directors to increase the number of common shares available for issuance under those plans; the amendment of the employee plan was submitted for approval by shareholders and was so approved by the requisite vote, and the amendment of the nonemployee director plan also was not submitted for approval by the shareholders. The 2003 non-employee director plan was not submitted for approval by the shareholders. At December 31, 2003, the Company was not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements granted under the terms of one of the three option plans identified above. The following table sets forth information regarding these plans as of December 31, 2003:

                                                                   Number of
                                                                   Securities
                                                                   Remaining
                                   Number of                     Available for
                                   Securities      Weighted     Future Issuance
                                  to be Issued      Average       under Equity
                                 upon Exercise  Exercise Price    Compensation
                                       of             of             Plans
                                  Outstanding     Outstanding      (Excluding
                                    Options,       Options,        Securities
                                  Warrants or    Warrants and     Reflected in
         Plan Category               Rights         Rights       First Column)
         -------------               ------         ------       -------------

Equity compensation plans
approved by
security holders                     168,039         $9.07           20,804
Equity compensation plans not
approved
by security holders                   50,505          9.07            8,000
                                     -------                         ------
Total                                218,544         $9.07           28,804



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the caption "EXECUTIVE COMPENSATION -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Exhibit 99.1, the 2004 Proxy Statement of Heartland, which section is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.     Description

3.1 Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2").
3.2   Amended and Restated Bylaws of Heartland Bancshares, Inc.
4.1 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2 Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit 3.01 to Form 8-K filed June 30, 2000.
10.1  1997 Stock Option Plan, as amended,  which is incorporated by reference to
      Exhibit 10.1 in the Issuer's Quarterly Report on the Form 10-QSB for quarter ended June 30, 1999.
10.2 1997 Stock Option Plan for Nonemployee Directors, as amended January 1999 and January 2003.
10.3  Deferred  Compensation  Master  Plan  Agreement  dated as of July 1, 2001, which is incorporated by reference to Exhibit 10.3 in the Registrant's Annual Report on the Form 10-KSB for year ended December 31, 2001.
10.4 Split Dollar Endorsement Agreement dated as of January 1, 2001 between Heartland Community Bank and Steven L. Bechman, which is incorporated by reference to Exhibit 10.4 in the Registrant's Annual Report on the Form 10-KSB for year ended December 31, 2001.
10.5 2003 Stock Option Plan for Nonemployee Directors, which is incorporated by reference to Exhibit 10.5 in the Registrant's Annual Report on the Form 10-KSB for year ended December 31, 2002.
10.6 Split Dollar Endorsement Agreement dated as of January 1, 2001 between Heartland Community Bank and Jeffrey L. Goben, which is incorporated by reference to Exhibit 10.6 in the Registrant's Annual Report on the Form 10-KSB for year ended December 31, 2002.
10.7  Split  Dollar  Endorsement  Agreement  dated as of January 1, 2001 between  Heartland Community Bank and John M. Morin.
10.8  Split  Dollar  Endorsement  Agreement  dated as of January 1, 2001 between  Heartland Community Bank and Jeffery D. Joyce.
13 The Issuer's Annual Report to Shareholders for the year ended December 31, 2003. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Issuer disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.
21    Subsidiaries of the Issuer and names under which the Issuer is doing business
31.1  Section 302  Certification  for President and Chief Executive  Officer
31.2  Section  302   Certification  for  Chief  Financial  Officer
32.1  Section  906 Certification  for  President  and Chief  Executive  Officer
32.2  Section  906 Certification for Chief Financial Officer

99.1 The Issuer's 2004 Proxy Statement. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Issuer disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.
99.2 Form of Proxy for 2004 Annual Meeting. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Registrant disclaims that this exhibit is "filed" or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.



Reports on Form 8-K

No report on Form 8-K was filed during the three months ended December 31, 2003, other than a report on Form 8-K that was furnished on November 6, 2003 to provide the press release that Heartland issued to announce its results of operations for the third quarter of 2003.

ITEM 14.  Principal Accountant Fees and Services.

Audit Fees. Crowe Chizek and Company LLC ("Crowe Chizek") has audited Heartland's financial statements for the calendar years 2003 and 2002 that are included in this report as filed with the Securities and Exchange Commission
(SEC). Crowe Chizek has reviewed Heartland's unaudited financial statements that were included in its quarterly reports on Form 10-QSB, which reports were filed with the SEC during the years 2003 and 2002. Heartland has paid, or expects to pay, fees (including cost reimbursements) to Crowe Chizek for these audit and review services of $43,700 for 2003 and $38,950 for 2002.

Audit-Related Fees. Heartland has paid, fees (including cost reimbursements) to Crowe Chizek for audit-related services rendered during 2003 and 2002 of $525 for 2003 and $1,035 for 2002. These services included assistance with SEC matters in 2003 and assistance provided to FDIC examiners relative to the audit in 2002.

Tax Fees. Heartland has paid, fees (including cost reimbursements) to Crowe Chizek for tax services rendered during 2003 and 2002 of $7,350 for 2003 and $5,375 for 2002. For both years, these services included tax return preparation and assistance with estimated tax matters.

Other Fees. Heartland has paid, fees (including cost reimbursements) to Crowe Chizek for all other services rendered during 2003 and 2002 of $3,325 for 2003 and $6,235 for 2002. For 2003, these services included corporate structuring and strategic planning consulting services. For 2002, these services included regulatory compliance review services.

Pre-Approval by Audit Committee of Independent Accountant Services. As required by SEC rules that first became effective with respect to Heartland in May 2003, the Audit Committee of the Board (or a member of the Audit Committee acting under authority delegated to him by the Audit Committee) approves in advance all services proposed to be performed for Heartland or its subsidiaries by any public accounting firm that performs (or proposes to perform) audit, review or attest services for Heartland or its subsidiaries. Under these SEC rules, the requirement for advance Audit Committee approval of services (other than audit, review or attest services) is waived if they were not recognized to be non-audit services at the time that the audit firm was engaged to provide those services, and certain other conditions are satisfied. Since the date of adoption of a pre-approval requirement by the Audit Committee, none of the services of Crowe Chizek that were covered by the fees described above were performed without the prior approval of the Audit Committee (or the prior approval of a member of the Audit Committee acting under delegated authority) in reliance upon this waiver provision of the SEC rules.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

By:/s/ Steven L. Bechman
   ---------------------------------
Date: March 29, 3004

Steven L. Bechman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

By:/s/ Steven L. Bechman      March 29, 2004
- -----------------------------
Steven L. Bechman, Chief Executive Officer and President; Director (principal executive officer)

By:/s/ Gordon Dunn            March 29, 2004
- -----------------------------
Gordon Dunn, Director

By:/s/ Sharon Acton           March 29, 2004
- -----------------------------
Sharon Acton, Director

By:/s/ Jeffrey L. Goben       March 29, 2004
- -----------------------------
Jeffrey L. Goben, Director

By:/s/ J. Michael Jarvis      March 29, 2004
- -----------------------------
J. Michael Jarvis, Director

By:/s/ John Norton            March 29, 2004
- -----------------------------
John Norton, Director

By:/s/ Robert Richardson      March 29, 2004
- -----------------------------
Robert Richardson, Director

By:/s/ Patrick A. Sherman     March 29, 2004
- -----------------------------
Patrick A. Sherman, Director

By:/s/ Jeffery D. Joyce       March 29, 2004
- -----------------------------
Jeffery D. Joyce, Chief Financial Officer
(principal financial and accounting officer)