Form 10QSB
period 2004-03-31
HEARTLAND BANCSHARES INC /IN/
filed 2004-05-14
CIK 1042905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 2004

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


Check  whether  the  issuer (1) filed all  reports  required  to be filed  under
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes  _X__     No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 13, 2004, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes             No    X

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                          2004           2003
                                                          ----           ----
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $    7,616     $  8,081
Federal funds sold                                          2,824        2,636
                                                       ----------     --------
      Total cash and cash equivalents                      10,440       10,717

Time deposits with other financial institutions               500          500
Securities available-for-sale                              36,633       35,108
Loans held for sale                                         2,554        2,058
Loans, net of allowance of $3,366 and $3,301              111,852      110,255
Premises and equipment, net                                 2,477        2,509
Federal Home Loan Bank stock                                  647          638
Cash surrender value of life insurance                      2,407        2,384
Accrued interest receivable and other assets                3,699        3,760
                                                       ----------     --------

                                                       $  171,209     $167,929
                                                       ==========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   20,741     $ 19,343
   Interest-bearing demand and savings deposits            63,335       67,408
   Interest-bearing time deposits                          57,749       50,755
                                                       ----------     --------
      Total deposits                                      141,825      137,506
   Repurchase agreements                                    5,298        7,812
   Other borrowings                                         5,000        4,000
   Trust preferred securities                               5,155        5,155
   Accrued interest payable and other liabilities             905          904
                                                       ----------     --------
                                                          158,183      155,377
Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 shares issued and
      outstanding                                           1,394        1,394
   Additional paid-in capital                              11,360       11,360
   Accumulated deficit                                        (92)        (441)
   Accumulated other comprehensive income                     364          239
                                                       ----------    ---------
                                                           13,026       12,552
                                                       ----------    ---------
                                                       $  171,209     $167,929
                                                       ==========     ========



------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months ended March 31, 2004 and 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------

                                                              2004        2003
                                                              ----        ----
Interest income
   Loans, including fees                                   $  1,826    $ 2,140
   Securities:
      Taxable                                                   293        209
      Non-taxable                                                35         21
   Other                                                         23         36
                                                           --------    -------
                                                              2,177      2,406
Interest expense
   Deposits                                                     452        708
   Repurchase agreements                                          9          5
   Other borrowings                                              84        105
                                                           --------    -------
                                                                545        818
                                                           --------    -------
Net interest income                                           1,632      1,588

Provision for loan losses                                      (200)       250
                                                           --------    -------

Net interest income after provision for loan losses           1,832      1,338

Noninterest income
   Deposit service charges and fees                             169        151
   Commissions on investment sales                              101         57
   Gain on sale of loans, net                                    86        277
   Other                                                         88         21
                                                           --------    -------
                                                                444        506
Noninterest expense
   Salaries and employee benefits                             1,048      1,070
   Occupancy and equipment, net                                 186        172
   Data processing                                              166        168
   FDIC insurance                                                15         68
   Professional fees                                             83         92
   Other                                                        238        195
                                                           --------    -------
                                                              1,736      1,765
                                                           --------    -------
Income before income taxes                                      540         79

Income taxes                                                    191         31
                                                           --------    -------

Net income                                                 $    349    $    48
                                                           ========    =======

Basic earnings per share                                   $    .25    $   .03
                                                           ========    =======

Diluted earnings per share                                 $    .24    $   .03
                                                           ========    =======

Comprehensive income (loss)                                $    474    $   (13)
                                                           ========    =======






------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months ended
                             March 31, 2004 and 2003
                          (Dollar amounts in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------



                                                              2004        2003
                                                              ----        ----
Cash flows from operating activities
   Net income                                              $    349   $     48
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                             105        148
      Origination of loans held for sale                     (6,113)   (17,702)
      Proceeds from sales of loans held for sale              5,703     19,909
      Gain on sale of loans held for sale                       (86)      (277)
      Gain on sale of other real estate                         (41)        (3)
      FHLB stock dividend                                        (9)        (8)
      Provision for loan losses                                (200)       250
      Increase in cash surrender value of life insurance        (23)         -
      Change in assets and liabilities:
         Accrued interest receivable and other assets            21        (43)
         Accrued interest payable and other liabilities         (77)       (95)
                                                           --------   --------
            Net cash from operating activities                 (371)     2,227

Cash flows from investing activities
   Purchase of securities available-for-sale                (12,785)   (18,223)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                           11,430      8,191
   Loans made to customers, net of payments collected        (2,260)     2,217
   Proceeds from the sale of other real estate                  936        358
   Net purchases of property and equipment                      (32)       (12)
                                                           --------   --------
      Net cash from investing activities                     (2,711)    (7,469)

Cash flows from financing activities
   Net change in deposit accounts                             4,319      3,482
   Net change in repurchase agreements                       (2,514)    (3,279)
   Proceeds from FHLB advances                                1,000          -
                                                           --------   --------
      Net cash from financing activities                      2,805        203
                                                           --------   --------

Net change in cash and cash equivalents                        (277)    (5,039)

Cash and cash equivalents at beginning of period             10,717     25,232
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 10,440   $ 20,193
                                                           ========   ========









------------------------------------------------------------------------------

                             See accompanying notes.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                          (Dollar amounts in thousands)

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

Interest income is not reported when full loan repayment is in doubt, typically when payments are significantly past due. Interest received on such loans is reported on the cash-basis or cost-recovery method, until qualifying for return to accrual.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the three month periods ended March 31, 2004 and 2003.

                                                        2004         2003
                                                        ----         ----

Net income as reported                               $      349   $      48
Deduct:  Stock-based compensation expense
  determined under fair value based method                    4         117
                                                     ----------   ---------
Pro forma net income/(loss)                          $      345   $     (69)
                                                     ==========   =========

Basic and diluted earnings per share
  as reported                                        $      .25   $     .03
Pro forma basic and diluted earnings/(loss)
  per share                                          $      .25   $    (.05)

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

NOTE 2 - GENERAL

These financial statements were prepared in accordance with the Securities and Exchange Commission instructions for Form 10-QSB and for interim periods and do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share.

                                                       Three months ended
                                                            March 31,
                                                            ---------

                                                        2004         2003
                                                        ----         ----
Basic earnings per share
   Net income/ (loss)                                $      349   $      48

   Weighted average shares outstanding                1,394,172   1,394,172
                                                     ----------   ---------

      Basic earnings per share                       $      .25   $     .03
                                                     ==========   =========


Diluted earnings per share
   Net income/ (loss)                                $      349   $      48

   Weighted average shares outstanding                1,394,172   1,394,172
   Dilutive effect of assumed exercise of
    stock options                                        31,906           -
                                                     ----------   ---------

      Diluted average shares outstanding              1,426,078   1,394,172
                                                     ----------   ---------

      Diluted earnings per share                     $      .24   $     .03
                                                     ==========   =========

Outstanding stock options for 135,044 shares of common stock were not considered dilutive for computing diluted earnings per share in the three months ended March 31, 2003, but were included in dilutive effect of assumed exercise of stock options in the three months ended March 31, 2004.

NOTE 4 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

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


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                          (Dollar amounts in thousands)

------------------------------------------------------------------------------

NOTE 4 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continuted)

At March 31, 2004 and December 31, 2003, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                               Minimum Required
                                                                  To Be Well
                                             Minimum Required Capitalized Under
                                               For Capital    Prompt Corrective
                                Actual      Adequacy Purposes Action Regulations
                                ------      ----------------- ------------------
                            Amount    Ratio   Amount   Ratio    Amount    Ratio
                            ------    -----   ------   -----    ------    -----
March 31, 2004- Bank
--------------
Total capital
  (to risk weighted assets) $17,469  14.22%   $ 9,828     8%    $12,285     10%
Tier 1 capital
  (to risk weighted assets)  15,911  12.95      4,914     4       7,371      6
Tier 1 capital
  (to average assets)        15,911   9.50      6,697     4       8,371      5

March 31, 2004 - Corporation
--------------
Total capital
  (to risk weighted assets) $19,102  15.51%   $ 9,851     8%       N/A
Tier 1 capital
  (to risk weighted assets)  16,725  13.58      4,926     4        N/A
Tier 1 capital
  (to average assets)        16,725   9.98      6,702     4        N/A


December 31, 2003 - Bank
-----------------
Total capital
  (to risk weighted assets) $17,056  14.11%   $ 9,669     8%   $12,087      10%
Tier 1 capital
  (to risk weighted assets)  15,523  12.84      4,835     4      7,252       6
Tier 1 capital
  (to average assets)        15,523   8.91      6,970     4      8,713       5

December 31, 2003 - Corporation
-----------------
Total capital
  (to risk weighted assets) $18,846  15.55%   $ 9,693     8%       N/A
Tier 1 capital
  (to risk weighted assets)  16,497  13.62      4,847     4        N/A
Tier 1 capital
  (to average assets)        16,497   9.46      6,675     4        N/A

On March 29, 2004, Heartland's wholly owned subsidiary, Heartland Community Bank, was released from the order of the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions to which it had agreed in May 2002. The release was conditioned upon the Bank's agreement to comply with certain stipulations of the regulatory agencies, which stipulations were accepted by the Board of Directors of the Bank in February 2004 and are described in Item 1 of the Annual Report of Form 10-KSB for 2003, which is incorporated herein by reference. One of the stipulations of the release is that the Bank shall maintain a minimum leverage ratio of 8.0%. At March 31, 2004, the Bank's leverage ratio was 9.31% calculated using total assets and Tier 1 equity.



------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                 MARCH 31, 2004
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

INTRODUCTION

The following discussion focuses on the financial condition at March 31, 2004 compared to December 31, 2003 and the results of operations for the three month period ended March 31, 2004 in comparison to the three month period ended March 31, 2003 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operation included in Heartland's December 31, 2003 Annual Report on Form 10-KSB.

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

MANAGEMENT OVERVIEW

During the quarter ended March 31, 2004, Heartland recorded improved net income resulting from efforts to improve credit quality including the reduction of loan charge-offs, provision expense and non-performing assets. Net loan recoveries of $265 were recorded during the quarter, which were principally responsible for the $200 negative provision for loan loss expense recorded during the quarter. While we continue to make asset quality our first priority, we have begun to reemphasize loan and deposit growth, which is evidenced by our modest first quarter 2004 growth levels.

On March 29, 2004, Heartland's wholly owned subsidiary, Heartland Community Bank, was released from the order of the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions to which it had agreed in May 2002. The release was conditioned upon the Bank's agreement to comply with certain stipulations of the regulatory agencies, which stipulations were accepted by the Board of Directors of the Bank in February 2004 and are described in Item 1 of the Annual Report of Form 10-KSB for 2003, which is incorporated herein by reference.


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                 MARCH 31, 2004
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

FINANCIAL CONDITION

Total assets at March 31, 2004 were $171,209, an increase of $3,280 or 1.95% from the December 31, 2003 total assets of $167,929.

Net loans were $111,852 at March 31, 2004, an increase of $1,597, or 1.45%, from the December 31, 2003 total of $110,255. The increase in loans was comprised of a $2,194 increase in residential mortgage loans, partially offset by declines in commercial and consumer loans. New loan originations are influenced by loan demand and underwriting standards.

Securities available for sale increased $1,525 or 4.35% from $35,108 at December 31, 2003 to $36,633 at March 31, 2004. The increase was a result of the investment of cash and cash equivalents on hand at December 31, 2003, and investment of cash inflows from the increase in deposits and other borrowings. Cash and cash equivalents declined by $277 as Heartland invested in securities available for sale during the period.

Total deposits increased $4,319 to $141,825 at March 31, 2004, or 3.14%, from $137,506 at December 31, 2003. The increase was a result of one depositor increasing its interest bearing time deposit accounts by $7,000 from December 31, 2003 to March 31, 2004, which was partially offset by the $4,073 decrease in interest bearing demand deposits.

Repurchase agreements decreased by $2,514 from $7,812 at December 31, 2003 to $5,298 at March 31, 2004. The repurchase agreements operate on a daily sweep arrangement with a depositor's checking account. Therefore the balances fluctuate daily.

Other borrowings increased by $1,000 from December 31, 2003 to March 31, 2004 due to one new Federal Home Loan Bank Advance maturing February 28, 2005 with a quarterly adjustable interest rate. The interest rate is determined by adding a spread of .10% to the three month LIBOR.

Heartland's total equity to total asset ratio was 7.61% and 7.47% at March 31, 2004 and December 31, 2003. Book value (shareholders' equity) per common share of Heartland was $9.34 at March 31, 2004 compared to $9.00 at December 31, 2003. The change in book value per common share resulted from the total comprehensive income for the three months ended March 31, 2004.

RESULTS OF OPERATIONS

Heartland recorded net income of $349 for the three months ended March 31, 2004 compared to net income of $48 for the three months ended March 31, 2003. This change in net income was due to a $44 increase in net interest income, a $450 reduction in provision for loan losses and a $29 decrease in noninterest expenses, partially offset by a $62 decrease in noninterest income and a $160 increase in income taxes.


------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                 MARCH 31, 2004
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Interest income for the three months ended March 31, 2004 was $2,177, compared to $2,406 for the three months ended March 31, 2003. Interest income declined $90 due to lower average balances of interest earning assets, including a $161 decline due to lower average balances of loans, partially offset by a $64 increase due to higher volumes of taxable securities. Interest income declined $139 due to lower average interest rates on interest earning assets, including $154 due to declines in average loan interest rates partially offset by a $20 increase due to higher average taxable securities rates.

Interest expense during the three months ended March 31, 2004 was $545. Interest expense of $818 was incurred during the three months ended March 31, 2003. Interest expense declined $95 due to lower average balances of interest bearing liabilities, including $116 due to lower volumes of time deposit accounts. Interest expense declined $178 due to declines in average rates paid on interest bearing liabilities, including $145 decline due to lower average rates on time deposits.

Net interest income increased $44, 2.77%, including $5 increase due to changes in average volumes of interest earning assets and interest bearing liabilities and $39 increase due to changes in average rates on interest earning assets and interest bearing liabilities.

Provision for loan loss expense was recorded in the amount of $(200) during the three month period ended March 31, 2004 compared to $250 recorded during the three months ended March 31, 2003. Heartland recorded net recoveries of $265 during the three months ended March 31, 2004. Nonperforming loans at March 31, 2004 total $2,211 compared to $3,023 at December 31, 2003. The allowance for loan losses was 2.96% of gross loans at March 31, 2004 and was 154.50% of non-performing loans at that date.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Specific allocations totaled $1,730 at March 31, 2004 compared to $1,768 at December 31, 2003. The decline is due to $64 of charge-offs and $200 reduction based on decline in balances and improvements in expected repayments of related loans, partially offset by $226 increase in allocations due to deteriorations in expected repayment of certain loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions, our own loss history, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. Total allocation to pools of loans was $1,636 at March 31, 2004 and was $1,534 at December 31, 2003. The increase is due to $131 additional allocation due to declines in internal evaluation of repayment ability of loans within the pools and general economic considerations and $64 additional allocation due to increases in balances partially offset by $93 in charge-offs.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                 MARCH 31, 2004
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Non-interest income was $444 for the three months ended March 31, 2004 including $86 of net gains on sale of loans. Comparatively, non-interest income was $506 for the three months ended March 31, 2003 including $277 of net gains on sale of loans. The decrease in net gains on loan sales is due to the higher interest rate environment in 2004 creating lower volume of mortgage loans originated through refinancings.

Salaries and benefits expense was $1,048 for the three months ended March 31, 2004 compared to $1,070 for the three months ended March 31, 2003. The decrease in salaries and benefits expense is comprised of a $26 decrease in commissions paid to employees on mortgage loan sales and a $25 decrease due to the loss of one loan officer and one investment officer partially offset by a $29 increase in wages and benefits paid to existing employees.

FDIC insurance was $15 for the three months ended March 31, 2004 compared to $68 for the three months ended March 31, 2003. The decrease was due to changing of the Bank's risk assessment by the FDIC.

The remaining non-interest expenses during the three months ended March 31, 2004 and during the three months ended March 31, 2003 relate to various other items such as occupancy, data processing, professional fees, printing, supplies, postage, advertising, insurance and training. The increase is primarily due to the costs associated with higher loan volumes and higher volumes of investment sales.

Income taxes were $191 for the three months ended March 31, 2004 compared to $31 for the same period in 2003. The increase is due to increased income before taxes. The effective tax rate declined to 35.37% in 2004 from 39.24% in 2003 due to higher interest income on tax exempt securities and higher increase in cash surrender value of life insurance policies in 2004 compared to 2003.

CAPITAL RESOURCES

Shareholders' equity totaled $13,026 at March 31, 2004, compared to $12,552 at December 31, 2003. The change is attributable to the total comprehensive income for the three months ended March 31, 2004. As of March 31, 2004, 1,394,172 shares of common stock were issued and outstanding. See Note 5 to the consolidated financial statements regarding regulatory capital.

------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                 MARCH 31, 2004
              (Dollar amounts in thousands, except per share data)

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

Heartland, the parent company of the Bank, expects to rely upon dividends from the Bank as the source of its funds to meet its obligations under the $5,155 trust preferred securities. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of its trust preferred securities Heartland would be required to defer distributions on the trust preferred securities (which Heartland may do without default under the indenture for a period not to exceed 20 consecutive quarters) or obtain alternative sources of funds to satisfy its obligations. At March 31, 2003, Heartland had sufficient liquid assets to pay interest due on the trust preferred securities during 2004.

During the year ended December 31, 2003, the Bank experienced the maturity and withdrawal of time deposits due to interest rates offered by the Bank below rates available in the local market. Management did not bid aggressively against local competitors in order to reduce this decline in deposits due to decreased loan demand and in order to focus on loan administration rather than loan growth during the year ended December 31, 2003. Heartland was able to increase the balance of time deposits during the first quarter of 2004, and plans to attempt to limit the future reduction of time deposits, by offering interest rates that are more competitive with local rates on maturing time deposits. While $13,145 of time deposits had scheduled maturity dates during the three months ended March 31, 2004, time deposits increased by $6,994 from December 31, 2003 to March 31, 2004.




------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                 MARCH 31, 2004
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

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








------------------------------------------------------------------------------

                                   (Continued)

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                 MARCH 31, 2004
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Corporation that are expressed or implied by any forward-looking statement. Uncertainties that could cause the Corporation's actual results to vary materially from those expressed or implied by any forward-looking statement include unknown future direction, timing and magnitude of changes in interest rates; the effects of changes in competitive conditions; acquisitions of other businesses by the Corporation and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to time when considering any forward-looking statement.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2003
              (Dollar amounts in thousands, except per share data)

------------------------------------------------------------------------------

Item 3. Controls and Procedures

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


There was no change in Heartland's internal control over financial reporting that occurred during the first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Heartland's internal control over financial reporting.



------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

------------------------------------------------------------------------------

Item 1.  Legal Proceedings

On March 29, 2004, the Federal Deposit Insurance Corporation and Indiana Department of Financial Institution released and terminated the formal order that had been entered against Heartland Community Bank under federal and state banking laws, subject to certain stipulations which were accepted by resolution of the Board of Directors of the Bank, all as more fully described in "Management Overview" included in Part I Item 2. of this report, which is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K:


Exhibit NO.     Description

3.1 Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
                3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")
3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 to Heartland's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003.
4.1 Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2             Terms of Common  Shares and  Preferred  Shares are included in
                the  Amended  and  Restated   Articles  of   Incorporation  of
                Heartland   Bancshares,   Inc.,   which  are  incorporated  by
                reference to Exhibit 3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3 Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit
                3.01 to Form 8-K filed June 30, 2000.
31.1            Section 302 Certification for President and Chief Executive
                Officer
31.2            Section 302 Certification for Chief Financial Officer
32.1            Section 906 Certification for President and Chief Executive
                Officer
32.2            Section 906 Certification for Chief Financial Officer


Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2004, other than a report on Form 8-K that was furnished on January 30, 2004 to provide the press release that Heartland issued to announce its results of operations for the year and fourth quarter of 2003.

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



                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)



Date:  05/13/04                          /s/ Steven L. Bechman
     ------------                       -----------------
                                        Steven L. Bechman
                                        President and
                                        Chief Executive Officer







Date:  5/13/04                          /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer