Form 10QSB
period 2004-06-30
HEARTLAND BANCSHARES INC /IN/
filed 2004-08-16
CIK 1042905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 2004

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transaction period from            to         .

                        Commission file number: 333-32245

                           Heartland Bancshares, Inc.
        (Exact name of small business issuer as specified in its charter)

              Indiana                               35-2017085
              -------                               ----------
 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

         420 North Morton Street, P.O. Box 469, Franklin, Indiana 46131
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                  (317)738-3915
                                  -------------
                           (Issuer's telephone number)


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

As of August 13, 2004, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes  ______   No  __X__

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                       June 30,     December 31,
                                                         2004           2003
                                                         ----           ----
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $    7,221     $  8,081
Federal funds sold                                          7,533        2,636
                                                       ----------     --------
      Total cash and cash equivalents                      14,754       10,717

Time deposits with other financial institutions               500          500
Securities available-for-sale                              40,410       35,108
Loans held for sale                                         1,405        2,058
Loans, net of allowance of $3,331 and $3,301              113,277      110,255
Premises and equipment, net                                 2,416        2,509
Federal Home Loan Bank (FHLB) stock                           653          638
Cash surrender value of life insurance                      2,440        2,384
Accrued interest receivable and other assets                3,614        3,760
                                                       ----------     --------

                                                       $  179,469     $167,929
                                                       ==========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Noninterest-bearing deposits                        $   21,576     $ 19,343
   Interest-bearing demand and savings deposits            69,159       67,408
   Interest-bearing time deposits                          62,368       50,755
                                                       ----------     --------
      Total deposits                                      153,103      137,506
   Repurchase agreements                                    2,869        7,812
   FHLB advances                                            5,000        4,000
   Trust preferred securities                               5,155        5,155
   Accrued interest payable and other liabilities             759          904
                                                       ----------     --------
                                                          166,886      155,377
Shareholders' equity
   Common stock, no par value:  10,000,000 shares
     authorized; 1,394,172 shares issued and
      outstanding                                           1,394        1,394
   Additional paid-in capital                              11,360       11,360
   Retained earnings (accumulated deficit)                    202         (441)
   Accumulated other comprehensive income (loss)             (373)         239
                                                       ----------    ---------
                                                           12,583       12,552

                                                       $  179,469     $167,929
                                                       ==========     ========




--------------------------------------------------------------------------------

                             See accompanying notes.                       2.

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            For the three and six months ended June 30, 2004 and 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                    2004        2003        2004      2003
                                    ----        ----        ----      ----

Interest income
   Loans, including related fees   $1,871      $2,008      $3,697    $4,148
   Securities:
     Taxable                          311         209         588       409
Non-taxable                            47          30          82        60
Other                                  29          42          52        78
                                   ------      ------      ------    ------
                                    2,258       2,289       4,419     4,695
Interest expense
   Deposits                           444         615         880     1,323
   Short-term borrowings                6           6          15        11
   Other borrowings                    89         102         173       205
                                   ------      ------      ------    ------
Total interest expense                539         723       1,068     1,539
                                   ------      ------      ------    ------

Net interest income                 1,719       1,566       3,351     3,156
Provision for loan losses               -         239        (200)      489
                                   ------      ------      ------    ------
Net interest income after
provision for loan losses           1,719       1,327       3,551     2,667

Noninterest income
   Service charges and fees           179         159         348       310
   Investment commissions              96          93         197       150
   Gain on sale of loans held
    for sale, net                     163         290         249       550
   Other                              108          53         196        89
                                   ------      ------      ------    ------
                                      546         595         990     1,099

Noninterest expense
   Salaries and employee benefits   1,027       1,077       2,074     2,148
   Occupancy and equipment, net       182         168         367       340
   Data processing                    159         181         326       358
   Professional fees                  157         116         240       208
   FDIC Insurance                      16          17          31        85
   Other                              263         278         501       463
                                   ------      ------      ------    ------
                                    1,804       1,837       3,539     3,602
                                   ------      ------      ------    ------
Income before income taxes            461          85       1,002       164
Income tax expense                    168          34         359        66
                                   ------      ------      ------    ------
Net income                         $  293      $   51      $  643    $   98
                                   ======      ======      ======    ======
Basic earnings per share           $  .21      $  .04      $  .46    $  .07
                                   ======      ======      ======    ======

Diluted earnings per share         $  .20      $  .04      $  .45    $  .07
                                   ======      ======      ======    ======

Comprehensive income (loss)        $ (444)     $  185      $   31    $  172
                                   ======      ======      ======    ======
--------------------------------------------------------------------------------

                             See accompanying notes.                       3.

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 2004 and 2003
                          (Dollar amounts in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                              2004       2003
                                                              ----       ----
Cash flows from operating activities
   Net income                                              $    643   $     98
   Adjustments to reconcile net income to net cash
     from operating activities
      Depreciation and amortization                             223        295
      Origination of loans held for sale                    (13,856)   (42,052)
      Proceeds from sales of loans held for sale             14,672     37,096
      Gain on sale of loans held for sale                      (163)      (550)
      (Gain)/Loss on sale and write-down of other
        real estate                                             (89)        10
      FHLB stock dividend                                       (15)       (16)
      Provision for loan losses                                (200)       489
      Increase in cash surrender value of life insurance        (56)         -
      Change in assets and liabilities:
         Accrued interest receivable and other assets          (668)      (370)
         Accrued interest payable and other liabilities        (145)        18
                                                           --------   --------
            Net cash from operating activities                  346     (4,982)

Cash flows from investing activities
   Purchase of securities available-for-sale                (19,888)   (24,070)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                           13,505     13,296
   Loans made to customers, net of payments collected        (2,822)     1,617
   Proceeds from the sale of other real estate                1,278        825
   Net purchases of property and equipment                      (36)       (23)
                                                           --------   --------
      Net cash from investing activities                     (7,963)    (8,355)

Cash flows from financing activities
   Net change in deposit accounts                            15,597       (978)
   Net Draws on FHLB advances                                 1,000          -
   Net change in short-term borrowings                       (4,943)    (2,424)
                                                           --------   --------
      Net cash from financing activities                     11,654     (3,402)
                                                           --------   --------

Net change in cash and cash equivalents                       4,037    (16,739)

Cash and cash equivalents at beginning of period             10,717     25,232
                                                           --------   --------

Cash and cash equivalents at end of period                 $ 14,754   $  8,493
                                                           ========   ========







--------------------------------------------------------------------------------

                             See accompanying notes.                       4.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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





--------------------------------------------------------------------------------

                                   (Continued)                             5.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the periods ended June 30, 2004 and 2003.

                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                                  2004        2003        2004       2003
                                  ----        ----        ----       ----

Net income as reported           $  293      $   51      $  643     $   98
Deduct:  Stock-based
 Compensation expense, net of
 tax benefit, determined under
 fair value based method              4           8           8         82
                                 ------      ------      ------     ------
Pro forma net income             $  289      $   43      $  635     $   16
                                 ======      ======      ======     ======

Basic earnings per share as
 reported                        $  .21      $  .04      $  .46     $  .07
Pro forma basic earnings per
 Share                           $  .21      $  .03      $  .46     $  .01
Diluted earnings per share as
 reported                        $  .20      $  .04      $  .45     $  .07
Pro forma diluted earnings per
 share                           $  .20      $  .03      $  .45     $  .01


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




--------------------------------------------------------------------------------

                                   (Continued)                             6.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                          (Dollar amounts in thousands)

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

                                                       Three months ended
                                                            June 30,
                                                            --------

                                                        2004         2003
                                                        ----         ----
Basic earnings per share
   Net income                                        $      293   $      51

   Weighted average shares outstanding                1,394,172   1,394,172
                                                     ----------   ---------

      Basic earnings per share                       $      .21   $     .04
                                                     ==========   =========


Diluted earnings per share
   Net income                                        $      293   $      51

   Weighted average shares outstanding                1,394,172   1,394,172
   Dilutive effect of assumed exercise of
    stock options                                        41,788           -
                                                     ----------   ---------

      Diluted average shares outstanding              1,435,960   1,394,172
                                                     ----------   ---------

      Diluted earnings per share                     $      .20   $     .04
                                                     ==========   =========




--------------------------------------------------------------------------------

                                   (Continued)                             7.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 3 - PER SHARE DATA (Continued)

                                                        Six months ended
                                                            June 30,
                                                            --------

                                                        2004         2003
                                                        ----         ----
Basic earnings per share
   Net income                                        $      643   $      98

   Weighted average shares outstanding                1,394,172   1,394,172
                                                     ----------   ---------

      Basic earnings per share                       $      .46   $     .07
                                                     ==========   =========


Diluted earnings per share
   Net income                                        $      643   $      98

   Weighted average shares outstanding                1,394,172   1,394,172
   Dilutive effect of assumed exercise of
    stock options                                        33,834           -
                                                     ----------   ---------

      Diluted average shares outstanding              1,428,006   1,394,172
                                                     ----------   ---------

      Diluted earnings per share                     $      .45   $     .07
                                                     ==========   =========

Outstanding stock options for 135,044 shares of common stock were not considered dilutive for computing diluted earnings per share in the three or six months ended June 30, 2003, but were included in dilutive effect of assumed exercise of stock options in the three and six months ended June 30, 2004.


--------------------------------------------------------------------------------

                                   (Continued)                             8.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

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

At June 30, 2004 and December 31, 2003, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

                                                               Minimum Required
                                                                  To Be Well
                                             Minimum Required Capitalized Under
                                               For Capital    Prompt Corrective
                                Actual      Adequacy Purposes Action Regulations
                                ------      ----------------- ------------------
                            Amount    Ratio   Amount   Ratio    Amount    Ratio
                            ------    -----   ------   -----    ------    -----
June 30, 2004- Bank
--------------
Total capital
  (to risk weighted assets) $17,863  14.23%   $ 10,045     8%    $12,593    10%
Tier 1 capital
  (to risk weighted assets)  16,272  12.96      5,022      4       7,554      6
Tier 1 capital
  (to average assets)        16,272   9.23      7,051      4       8,883      5

June 30, 2004 - Corporation
--------------
Total capital
  (to risk weighted assets) $19,547  15.53%   $ 10,068     8%       N/A
Tier 1 capital
  (to risk weighted assets)  17,150  13.63      5,034      4        N/A
Tier 1 capital
  (to average assets)        17,150   9.71      7,062      4        N/A


December 31, 2003 - Bank
-----------------
Total capital
  (to risk weighted assets) $17,056  14.11%   $ 9,669     8%   $12,087      10%
Tier 1 capital
  (to risk weighted assets)  15,523  12.84      4,835     4      7,252       6
Tier 1 capital
  (to average assets)        15,523   8.91      6,970     4      8,713       5

December 31, 2003 - Corporation
-----------------
Total capital
  (to risk weighted assets) $18,846  15.55%   $ 9,693     8%       N/A
Tier 1 capital
  (to risk weighted assets)  16,497  13.62      4,847     4        N/A
Tier 1 capital
  (to average assets)        16,497   9.46      6,675     4        N/A



--------------------------------------------------------------------------------

                                   (Continued)                             9.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

NOTE 4 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

On March 29, 2004, Heartland's wholly owned subsidiary, Heartland Community Bank, was released from the order of the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions to which it had agreed in May 2002. The release was conditioned upon the Bank's agreement to comply with certain stipulations of the regulatory agencies, which stipulations were accepted by the Board of Directors of the Bank in February 2004 and are described in Item 1 of the Annual Report of Form 10-KSB for 2003, which is incorporated herein by reference. One of the stipulations of the release is that the Bank shall maintain a minimum leverage ratio of 8.0%. At June 30, 2004, the Bank's leverage ratio was 9.08% calculated using total assets and Tier 1 equity.















--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  JUNE 30, 2004
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the financial condition at June 30, 2004 compared to December 31, 2003 and the results of operations for the three and six month periods ended June 30, 2004 in comparison to the three and six month periods ended June 30, 2003 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes included in this report on Form 10-QSB, and the consolidated financial statements and other financial data, and the Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Heartland's December 31, 2003 Annual Report on Form 10-KSB.

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

MANAGEMENT OVERVIEW

During the quarter ended June 30, 2004, Heartland recorded improved net income resulting from efforts to improve credit quality including the reduction of loan charge-offs, provision expense and non-performing assets. While we continue to make asset quality our first priority, we have begun to reemphasize loan and deposit growth, which is evidenced by our second quarter 2004 growth levels.

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



--------------------------------------------------------------------------------
                                   (Continued)                             11.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  June 30, 2004
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Total assets at June 30, 2004 were $179,469, an increase of $11,540 or 6.87% from the December 31, 2003 total assets of $167,929.

Net loans were $113,277 at June 30, 2004, an increase of $3,022, or 2.74%, from the December 31, 2003 total of $110,255. Net loans increased as a result of new loan originations and increases in existing loans in excess of repayments on loans. New loan originations are influenced by loan demand and underwriting standards.

Securities available for sale increased $5,302 or 15.10% from $35,108 at December 31, 2003 to $40,410 at June 30, 2004. The increase was a result of the investment of cash inflows from increases in deposits and from other sources partially offset by a $1,081 decline in market values of securities in the portfolio. Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates change.

Total deposits increased $15,597 to $153,103 at June 30, 2004, or 11.34%, from $137,506 at December 31, 2003.

Short-term borrowings decreased by $4,943 to $2,869 at June 30, 2004 from $7,812 at December 31, 2003. Short-term borrowings consist of repurchase agreements at December 31, 2003 and June 30, 2004. The repurchase agreements operate on a daily sweep arrangement with a depositor's checking account, therefore the balances fluctuate daily.

Heartland's total equity to total asset ratio was 7.01% at June 30, 2004 compared to 7.47% at December 31, 2003. The decrease was due to the increase in total assets, partially offset by total comprehensive income for the six months ended June 30, 2004. Book value (shareholders' equity) per common share of Heartland was $9.03 at June 30, 2004 compared to $9.00 at December 31, 2003. The change in book value per common share resulted from the total comprehensive income for the six months ended June 30, 2004.


--------------------------------------------------------------------------------

                                   (Continued)                             12.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  JUNE 30, 2004
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Income

Heartland recorded net income of $293 for the three months ended June 30, 2004 compared to net income of $51 for the three months ended June 30, 2003. Heartland recorded net income of $643 for the six months ended June 30, 2004 compared to net income of $98 for the six months ended June 30, 2003. The change in net income for the three month period was due to a $153 increase in net interest income, a $239 decrease in provision for loan losses and a $33 decrease in noninterest expenses, partially offset by a $49 decrease in noninterest income and a $134 increase in income taxes. The change in net income for the six month period was primarily due to a $195 increase in net interest income a $689 decline in provision for loan losses, and a $63 decline in noninterest expenses, partially offset by a $109 decrease in noninterest income and a $293 increase in income taxes.

Interest Income

Interest income for the three months ended June 30, 2004 was $2,258, compared to $2,289 for the three months ended June 30, 2003. Interest income for the six months ended June 30, 2004 was $4,419 compared to $4,695 for the six months ended June 30, 2003. For the three month period, interest income declined $20 due to lower average balances of interest earning assets, including a $94 decline due to lower average balances of loans, partially offset by a $45 increase due to higher volumes of taxable securities a $21 increase due to higher volumes of non-taxable securities and a $8 increase due to higher volumes of other interest earning assets. Interest income declined $11 due to lower average interest rates on interest earning assets, including $43 due to declines in average loan interest rates, $4 due to declines in average non-taxable securities rates and $21 due to declines in average other interest earning asset rates, partially offset by a $57 increase due to higher average taxable securities rates.

For the six month period, interest income declined $65 due to lower average balances of interest earning assets, including a $126 decline due to lower average balances of loans and a $9 decline due to lower average balances of other interest earning assets partially offset by a $52 increase due to higher volumes of taxable securities and a $18 increase due to higher volumes of non-taxable securities. Interest income declined $211 due to lower average interest rates on interest earning assets, including $323 due to declines in average loan interest rates and $18 due to declines in average other interest earning assets rates partially offset by a $126 increase due to higher average taxable securities rates and a $4 increase due to higher non-taxable securities rates.


--------------------------------------------------------------------------------

                                   (Continued)                             13.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  JUNE 30, 2004
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

For the six month period, interest income declined $65 due to lower average balances of interest earning assets, including a $126 decline due to lower average balances of loans and a $9 decline due to lower average balances of other interest earning assets partially offset by a $52 increase due to higher volumes of taxable securities and a $18 increase due to higher volumes of non-taxable securities. Interest income declined $211 due to lower average interest rates on interest earning assets, including $323 due to declines in average loan interest rates and $18 due to declines in average other interest earning assets rates, partially offset by a $126 increase due to higher average taxable securities rates and a $4 increase due to higher non-taxable securities rates.

Interest expense

Interest expense of $539 was incurred during the three months ended June 30, 2004 compared to interest expense during the three months ended June 30, 2003 of $723. Interest expense for the six months ended June 30, 2004 was $1,068 compared to $1,539 for the six months ended June 30, 2003. For the three month period, interest expense declined $45 due to lower average balances of interest bearing liabilities, including $73 due to lower volumes of time deposit accounts, partially offset by a $17 increase due to higher volumes of transaction deposits, a $2 increase due to higher volumes of short term borrowings and a $9 increase due to higher volumes of FHLB advances. Interest expense declined $139 due to declines in average rates paid on interest bearing liabilities, including a $8 decline due to lower average rates on transaction deposits, a $108 decline due to lower average rates on time deposits, a $2 decline due to lower average rates on short term borrowings, and a $23 decline due to lower average rates on FHLB advances partially offset by a $2 increase due to higher average rates on trust preferred securities. For the six month period, interest expense declined $52 due to lower average balances of interest bearing liabilities, including $73 due to lower volumes of time deposit accounts, partially offset by a $13 increase due to higher volumes of transaction accounts, a $3 increase due to higher volumes of short term borrowings and a $6 increase due to higher volumes of FHLB advances. Interest expense declined $419 due to declines in average rates paid on interest bearing liabilities, including a $386 decline due to lower average rates on time deposits and $38 decline due to lower average rates on other borrowings, partially offset by $3 increase due to higher rates on transaction accounts and $2 increase due to higher rates on short term borrowings.



--------------------------------------------------------------------------------

                                   (Continued)                             14.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  JUNE 30, 2004
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Net interest income

For the three months ended June 30, 2004 compared to the three months ended June 30, 2003, net interest income increased $153, 9.77%, including a $25 increase due to higher net average volumes of interest earning assets and interest bearing liabilities and a $128 increase due to higher net average rates on interest earning assets and interest bearing liabilities. For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, net interest income increased $195, 6.18%, including a $208 increase due to higher net average volumes of interest earning assets and interest bearing liabilities, partially offset by a $13 decrease due to lower net average rates on interest earning assets and interest bearing liabilities.

Provision for loan losses

The provision for loan losses recorded during the three months ended June 30, 2004 was $0 compared to $239 for the three months ended June 30, 2003. Net charge-offs were $35 during the quarter ended June 30, 2004 and included $23 of consumer loan net charge-offs. Net charge-offs exceeded provision for loan losses during the quarter ended June 30, 2004 due to $172 in reductions of allocations of the allowance for loan losses to groups of loans at June 30, 2004 due to improvements in the overall quality of the portfolio, partially offset by a $136 increase in allocations to specific loans within the portfolio. Net charge-offs were $108 or 45.19% of the provision for loan losses during the quarter ended June 30, 2003 and included $96 of consumer loan net charge-offs. Provision for loan losses exceeded net charge-offs during the quarter ended June 30, 2003 due to $237 in additional allocations of the allowance for loan losses to specific loans within the portfolio at June 30, 2003, partially offset by a $106 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans.

The provision for loan losses recorded during the six months ended June 30, 2004 was $(200) compared to $489 for the six months ended June 30, 2003. Net recoveries of $229 were recorded during the six months ended June 30, 2004 and included $326 of commercial real estate loan net recoveries, partially offset by $89 of residentially real estate net charge-offs and $45 consumer loan net charge-offs. During the six months ended June 30, 2004, $98 in additional allocations of the allowance for loan losses were made to specific loans within the portfolio at June 30, 2004 and allocations to groups of loans declined by $69 due to improvements in the overall quality of the portfolio. The provision for loan losses recorded during the six months ended June 30, 2003 was $489. Net charge-offs were $185 or 37.83% of the provision for loan losses during the six months ended June 30, 2003 and included $113 of consumer loan net charge-offs. Provision for loan losses during the six months ended June 30, 2003 exceeded net charge-offs due to $441 in additional allocations of the allowance for loan losses to specific loans within the portfolio at June 30, 2003, partially offset by a $137 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans.

--------------------------------------------------------------------------------

                                   (Continued)                             15.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  JUNE 30, 2004
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Nonperforming loans at June 30, 2004 total $2,140 compared to $3,023 at December 31, 2003. The allowance for loan losses was 2.86% of gross loans at June 30, 2004 and was 155.65% of non-performing loans at that date.

Noninterest income

Noninterest income was $546 and $990 for the three and six months ended June 30, 2004 and included $163 and $249 of net gains on sales of loans held for sale. Comparatively, noninterest income was $595 and $1,099 for the three and six months ended June 30, 2003 and included $290 and $550 of net gains on sales of loans held for sale. The decrease in net gains on sales of loans held for sale is due to the higher residential mortgage interest rate environment in 2004 compared to 2003 creating a lower volume of mortgage loans originated.

Noninterest expense

Salaries and benefits expense was $1,027 and $2,074 for the three and months ended June 30, 2004 compared to $1,077 and $2,148 for the three and six months ended June 30, 2003. The decrease in salaries and benefits expense is primarily due to the reduction of employees in the lending area and lower commissions paid to employees on mortgage loan sales.

Net occupancy expense was $182 and $367 for the three and six months ended June 30, 2004 compared to $168 and $340 for the three and six months ended June 30, 2003. The increase was primarily due to higher lease expense associated with the existing leased branch facilities.

Data processing expense was $159 and $326 for the three and six months ended June 30, 2004 compared to $181 and $358 for the three and six months ended June 30, 2003. The decrease was primarily due to lower rates charged by external data processing providers negotiated in contract renewals.

Professional fees were $157 and $240 for the three and six months ended June 30, 2004 compared to $116 and $208 for the three and six months ended June 30, 2003. The increase was primarily due to legal fees associated with the registration of benefit plans and other corporate issues.

The remaining noninterest expenses during the three and six months ended June 30, 2004 and during the three and six months ended June 30, 2003 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily related to the increases in loans and deposits.




--------------------------------------------------------------------------------

                                   (Continued)                             16.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  JUNE 30, 2004
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

Income taxes were $168 and $359 for the three and six months ended June 30, 2004 compared to $34 and $66 for the same periods in 2003. The increase is due to increased income before taxes. The effective tax rate declined to 36.44% and 35.83% for the three and six months ended June 30, 2004 from 40.00% and 40.24% for the three and six months ended June 30, 2003 due to higher interest income on tax exempt securities and higher increase in cash surrender value of life insurance policies in 2004 compared to 2003.

CAPITAL RESOURCES

Shareholders' equity totaled $12,583 at June 30, 2004, compared to $12,552 at December 31, 2003. The change is attributable to the total comprehensive income for the six months ended June 30, 2004. As of June 30, 2004, 1,394,172 shares of common stock were issued and outstanding. See Note 4 to the consolidated financial statements regarding regulatory capital.

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

Heartland, the parent company of the Bank, expects in the long term to rely upon dividends from the Bank as the source of its funds to meet its obligations under the $5,155 trust preferred securities. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland's payment of distributions on its trust preferred securities, and Heartland does not otherwise have sufficient funds at the parent company level to satisfy its obligations with respect to the trust preferred securities, Heartland would be required to defer distributions on the trust preferred securities (which Heartland may do without default under the indenture for a period not to exceed 20 consecutive quarters) or obtain alternative sources of funds to satisfy its obligations. At June 30, 2004, Heartland had sufficient liquid assets at the parent company level to pay interest due on the trust preferred securities during 2004 without reliance upon dividends from the Bank.


--------------------------------------------------------------------------------

                                   (Continued)                             17.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  JUNE 30, 2004

--------------------------------------------------------------------------------

During the year ended December 31, 2003, the Bank experienced the maturity and withdrawal of time deposits due to interest rates offered by the Bank below rates available in the local market. Management did not bid aggressively against local competitors in order to reduce this decline in deposits due to decreased loan demand and in order to focus on loan administration rather than loan growth during the year ended December 31, 2003. Heartland was able to increase the balance of time deposits during the first six months of 2004, and plans to attempt to avoid any future reduction of time deposits, by offering interest rates that are more competitive with local rates on maturing time deposits. While $20,623 of time deposits had scheduled maturity dates during the six months ended June 30, 2004, time deposits increased by $11,613 from December 31, 2003 to June 30, 2004.

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








--------------------------------------------------------------------------------

                                   (Continued)                             18.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  June 30, 2004

--------------------------------------------------------------------------------

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

Item 3. Controls And Procedures.

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


There was no change in Heartland's internal control over financial reporting that occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Heartland's internal control over financial reporting.


                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Heartland convened its Annual Meeting of Shareholders on May 17, 2004. At the Annual Meeting, the shareholders elected as directors for an additional three-year term the three nominees proposed by the Board of Directors.

                        Votes             Votes             Broker
Nominee                 Cast for          Withheld          Non-votes
-------                 --------          --------          ---------

J. Michael Jarvis       1,127,950         110               208,669
Robert Richardson       1,127,950         110               208,669
Patrick A. Sherman      1,125,297         2,763             208,669

The following members of the Board of Directors continued in office following the meeting for terms expiring at the annual meetings in the following years:

2005 - Gordon Dunn, Steven Bechman
2006 - Sharon Acton, Jeffrey L. Goben, John Norton


--------------------------------------------------------------------------------

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------

Item 6. -  Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit NO.     Description

3.1 Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
               3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")
3.2 Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 in the Form SB-2.
4.1            Rights  Agreement  dated as of June 23,  2000  between  Heartland
               Bancshares,   Inc.,  and  Heartland  Community  Bank,  as  Rights
               Agent, is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.
4.2 Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit
               3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.
4.3            Terms of Series A Preferred  Shares are included in the Articles
               of   Amendment  of  Articles  of   Incorporation   of  Heartland
               Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit
               3.01 to Form 8-K filed June 30, 2000.
10.1           Deferred Compensation Master Plan Agreement dated as of April 1,
               2004.
10.2 Split Dollar Endorsement Agreement dated as of April 1, 2004 between Heartland Community Bank and Steven L. Bechman.
10.3           Split  Dollar  Endorsement  Agreement  dated as of April  1,
               2004  between Heartland Community Bank and Jeffrey L. Goben.
10.4           Split  Dollar  Endorsement  Agreement  dated as of April  1,
               2004  between Heartland Community Bank and John M. Morin.
10.5 Split Dollar Endorsement Agreement dated as of April 1, 2004 between Heartland Community Bank and Jeffery D. Joyce.
31.1           Section 302 Certification for President and Chief Executive
               Officer
31.2           Section 302 Certification for Chief Financial Officer
32.1           Section 906 Certification for President and Chief Executive
               Officer
32.2           Section 906 Certification for Chief Financial Officer

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                     PART II

--------------------------------------------------------------------------------

(b) Reports on Form 8-K


No reports on Form 8-K were filed during the three months ended June 30, 2004, other than a report on Form 8-K that was filed on April 27, 2004 to furnish under Item 12 the press release that Heartland issued to announce its results of operations for the first quarter of 2004.

                           HEARTLAND BANCSHARES, INC.
                                   FORM 10-QSB
                                   SIGNATURES

--------------------------------------------------------------------------------



In accordance with the  requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        HEARTLAND BANCSHARES, INC.
                                        (Registrant)



Date: 08/13/2004                        /s/ Steve Bechman
     ------------                       -----------------
                                        Steve Bechman
                                        President and
                                        Chief Executive Officer







Date:   08/13/2004                      /s/ Jeffery D. Joyce
      ------------                      --------------------
                                        Jeffery D. Joyce
                                        Chief Financial Officer