Form 10QSB
period 2004-09-30
HEARTLAND BANCSHARES INC /IN/
filed 2004-11-12
CIK 1042905

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OF 1934

For the transaction period from                                                  to                                                 .

Commission file number:  333-32245

Heartland Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-2017085 (I.R.S. Employer Identification Number)

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

Transitional Small Business Disclosure Format    Yes  [    ]     No  [ X ]

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(Dollar amounts in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$5,975	$8,081
Federal funds sold	10,047	2,636

Total cash and cash equivalents	16,022	10,717

Time deposits with other financial institutions	500	500
Securities available-for-sale	41,380	35,108
Loans held for sale	1,151	2,058
Loans, net of allowance of $2,793 and $3,301	120,502	110,255
Premises and equipment, net	2,406	2,509
Federal Home Loan Bank (FHLB) stock	660	638
Cash Surrender Value of Life Insurance	2,473	2,384
Accrued interest receivable and other assets	3,136	3,760

	$188,230	$167,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$21,490	$19,343
Interest-bearing demand and savings deposits	69,039	67,408
Interest-bearing time deposits	67,974	50,755

Total deposits	158,503	137,506
Repurchase agreements	5,261	7,812
FHLB advances	5,000	4,000
Trust preferred securities	5,155	5,155
Accrued interest payable and other liabilities	895	904

	174,814	155,377

Shareholders' equity
Common stock, no par value: 10,000,000 shares
authorized; 1,394,172 shares issued and
outstanding	1,394	1,394
Additional paid-in capital	11,360	11,360
Retained earnings/(accumulated deficit)	549	(441)
Accumulated other comprehensive income	113	239

	13,416	12,552

	$188,230	$167,929

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income
Loans, including related fees	$1,902	$2,076	$5,600	$6,224
Securities:
Taxable	351	179	938	588
Non-taxable	53	31	136	91
Other	30	29	81	107

	2,336	2,315	6,755	7,010
Interest expense
Deposits	466	555	1,345	1,878
Short-term borrowings	8	7	23	18
Other borrowings	99	87	273	292

Total interest expense	573	649	1,641	2,188

Net interest income	1,763	1,666	5,114	4,822
Provision for loan losses	---	143	(200)	632

Net interest income after
provision for loan losses	1,763	1,523	5,314	4,190

Noninterest income
Service charges and fees	176	163	523	473
Investment commissions	101	110	298	260
Gain on sale of securities, net	34	---	34	---
Gain on sale of loans, net	94	326	343	914
Other	50	103	246	154

	455	702	1,444	1,801

Noninterest expense
Salaries and employee
benefits	993	1,126	3,067	3,274
Occupancy and equipment, net	183	177	550	517
Data processing	167	174	493	532
Professional fees	99	123	340	331
FDIC Insurance	17	17	48	102
Other	249	432	750	895

	1,708	2,049	5,248	5,651

Income before income taxes	510	176	1,510	340
Income tax expense	162	32	520	98

Net income	$348	$144	$990	$242

Basic earnings per share	$.25	$.10	$.71	$.17

Diluted earnings per share	$.24	$.10	$.69	$.17

Comprehensive income (loss)	$834	$(19)	$864	$153

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2004 and 2003
(Dollar amounts in thousands)
(Unaudited)

	2004	2003
Cash flows from operating activities
Net income (loss)	$990	$242
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	295	470
Gain on sale of securities, net	(34)	---
Origination of loans held for sale	(19,559)	(61,038)
Proceeds from sales of loans held for sale	20,809	65,654
Gain on sale of loans held for sale	(343)	(914)
(Gain)Loss on sale of other real estate	(89)	11
FHLB stock dividend	(22)	(23)
Provision for loan losses	(200)	632
Increase in cash surrender value of life insurance	(89)	(78)
Change in assets and liabilities:
Accrued interest receivable and other assets	(46)	(83)
Accrued interest payable and other liabilities	(9)	(14)

Net cash from operating activities	1,703	4,859

Cash flows from investing activities
Purchase of securities available-for-sale	(22,764)	(35,793)
Proceeds from sales, calls and maturities of
securities available-for-sale	16,223	19,587
Loans made to customers, net of payments collected	(10,952)	2,966
Proceeds from the sale of other real estate	1,721	989
Net purchases of property and equipment	(72)	(72)

Net cash from investing activities	(15,844)	(12,323)

Cash flows from financing activities
Net change in deposit accounts	20,997	5,136
Net change in short-term borrowings	(2,551)	(1,113)
Repayments on FHLB advances	(2,000)	---

Net cash from financing activities	19,446	4,023

Net change in cash and cash equivalents	5,305	(3,441)

Cash and cash equivalents at beginning of period	10,717	25,232

Cash and cash equivalents at end of period	$16,022	$21,791

See accompanying notes.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:    The consolidated financial statements include the accounts of Heartland Bancshares, Inc. (Corporation) and its wholly-owned subsidiary, Heartland Community Bank (Bank), after elimination of significant intercompany transactions and accounts.

The Corporation is engaged in the business of commercial and retail banking, with operations conducted through its main office located in Franklin, Indiana and additional branch locations in Greenwood and Bargersville, Indiana. The majority of the Bank’s income is derived from commercial and retail business lending activities and investments. The majority of the Bank’s loans are secured by specific items of collateral including business assets, real property and consumer assets.

Loans:    Loans are reported at the principal balance outstanding, net of unearned interest, and an allowance for loan losses. Interest income is reported on the interest method.

Interest income is not reported when full loan repayment is in doubt, typically when payments are significantly past due. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses:    The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollar amounts in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation:    Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the nine month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$348	$144	$990	$242
Deduct: Stock-based
Compensation expense, net of
tax benefit, determined under
fair value based method	4	8	11	90

Pro forma net income	$344	$136	$979	$152

Basic earnings per share as
reported	$.25	$.10	$.71	$.17
Pro forma basic earnings per
Share	$.25	$.10	$.70	$.11
Diluted earnings per share as
reported	$.24	$.10	$.63	$.17
Pro forma diluted earnings per
share	$.24	$.10	$.63	$.11

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
SEPTEMBER 30, 2004
(Dollar amounts in thousands)

NOTE 2 — GENERAL

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

NOTE 3 – AFFILIATION AND MERGER

On August 31, 2004, the Corporation and Blue River Bancshares, Inc. (Blue River), Shelbyville, Indiana, entered into an Agreement of Affiliation and Merger which provides for the Corporation to merge with and into Blue River, with the surviving corporation to be re-named “Heartland Bancshares, Inc.”. Heartland Community Bank and Shelby County Bank, which are financial institution subsidiaries of the Corporation and Blue River, respectively, will also merge their operations pursuant to the that agreement. Under the terms of the merger of the Corporation and Blue River, 2.54 shares of Blue River’s common stock will be exchanged, on a tax-free basis, for each share of the Corporation’s common stock. The Corporation and Blue River also entered into reciprocal option agreements providing the other party with an option to purchase up to 19.9% of its presently outstanding common stock at specified prices in certain events. The merger is subject to approval by the shareholders of the Corporation and Blue River as well as federal and state regulatory authorities and other conditions customary for transactions of this nature.

Based primarily on the relative ownership of Heartland and Blue River shareholders in the merged entity, as well as the composition of the Board of Directors of the merged entity, it is expected that Heartland will be considered the acquiring entity for accounting purposes. Accordingly, it is expected that the merged entity, will report Heartland’s historical financial statements subsequent to the merger.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollar amounts in thousands)

NOTE 4 — PER SHARE DATA

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding, which was 1,394,172 for all periods presented. The following illustrates the computation of diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003

Dilutive earnings per share
Net income	$348	$144	$990	$242

Weighted average shares
outstanding	1,394,172	1,394,172	1,394,172	1,394,172
Dilutive effect of assumed
exercise of stock options	49,228	6,820	41,295	---

Diluted average shares
Outstanding	1,443,400	1,400,992	1,435,467	1,394,172

Diluted earnings per share	$.24	$.10	$.69	$.17

NOTE 5 — CAPITAL REQUIREMENTS AND REGULATORY MATTERS

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

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollar amounts in thousands)

NOTE 5 — CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

At September 30, 2004 and December 31, 2003, the capital levels of the Bank and the Corporation exceeded the minimum ratios required for capital adequacy purposes and the Bank was well-capitalized under the prompt corrective action regulations. Actual capital levels and minimum required levels were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2004 — Bank
Total capital
(to risk weighted assets)	$18,301	14.04%	$10,426	8%	$13,033	10%
Tier 1 capital
(to risk weighted assets)	16,663	12.79	5,213	4	7,820	6
Tier 1 capital
(to average assets)	16,663	9.36	7,123	4	8,903	5

September 30, 2004 — Corporation
Total capital
(to risk weighted assets)	$19,941	15.26%	$10,456	8%	N/A
Tier 1 capital
(to risk weighted assets)	17,737	13.57	5,228	4	N/A
Tier 1 capital
(to average assets)	17,737	9.94	7,138	4	N/A

December 31, 2003 — Bank
Total capital
(to risk weighted assets)	$17,056	14.11%	$9,669	8%	$12,087	10%
Tier 1 capital
(to risk weighted assets)	15,523	12.84	4,835	4	7,252	6
Tier 1 capital
(to average assets)	15,523	8.91	6,970	4	8,713	5

December 31, 2003 — Corporation
Total capital
(to risk weighted assets)	$18,846	15.55%	$9,693	8%	N/A
Tier 1 capital
(to risk weighted assets)	16,497	13.62	4,847	4	N/A
Tier 1 capital
(to average assets)	16,497	9.46	6,675	4	N/A

On March 29, 2004, Heartland’s wholly owned subsidiary, Heartland Community Bank, was released from the order of the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions to which it had agreed in May 2002. The release was conditioned upon the Bank’s agreement to comply with certain stipulations of the regulatory agencies, which stipulations were accepted by the Board of Directors of the Bank in February 2004 and are described in Item 1 of Heartland’s Annual Report of Form 10-KSB for 2003. One of the stipulations of the release is that the Bank shall maintain a minimum leverage ratio of 8.0%. At September 30, 2004, the Bank’s leverage ratio was 8.87% calculated using total assets and Tier 1 equity.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollar amounts in thousands)

NOTE 6 — NEW ACCOUNTING STANDARDS

EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Corporation’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2004
(Dollar amounts in thousands, except per share data)

Item 2.    Management’s Discussion And Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the financial condition at September 30, 2004 compared to December 31, 2003 and the results of operations for the three and nine month periods ended September 30, 2004 in comparison to the three and nine month periods ended September 30, 2003 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes included in this report on Form 10-QSB, and the consolidated financial statements and other financial data, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Heartland’s December 31, 2003 Annual Report on Form 10-KSB.

Heartland’s plan of operation is centralized around its subsidiary, Heartland Community Bank (the “Bank”). The primary operation of the Bank is to accept deposits and make loans. The Bank also provides securities brokerage services under the name Heartland Investment Services.

The operating results of Heartland are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. Heartland’s cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and commercial demand, which in turn are affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

MANAGEMENT OVERVIEW

During the quarter ended September 30, 2004, Heartland recorded improved net income resulting from efforts to improve credit quality including the reduction of loan charge-offs, provision expense and non-performing assets. While Heartland continues to make asset quality its first priority, Heartland has begun to reemphasize loan and deposit growth, which is evidenced by our third quarter 2004 growth levels.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2004
(Dollar amounts in thousands, except per share data)

On March 29, 2004, Heartland’s wholly owned subsidiary, Heartland Community Bank, was released from the order of the Federal Deposit Insurance Corporation (FDIC) and the Indiana Department of Financial Institutions (DFI) to which it had agreed in May 2002. The release was conditioned upon the Bank’s agreement to comply with certain stipulations of the regulatory agencies, which stipulations were accepted by the Board of Directors of the Bank in February 2004 and are described in Item 1 of Heartland’s Annual Report of Form 10-KSB for 2003. One of the stipulations requires that the Bank shall limit growth in total assets to no more than 3% per quarter. During the quarter ended September 30, 2004, the Bank’s total assets increased by $8,678 or 4.84% from the June 30, 2004 total assets of $179,155. However, the increase in assets exceeded the 3% limitation due to a deposit of $5,666 made into a demand deposit account on September 30, 2004. The Bank has requested and expects to receive a written waiver of the growth limitation from the FDIC and DFI for the current quarter based on the nature of the transaction which caused the excessive growth.

On August 31, 2004, Heartland agreed to merge with Blue River Bancshares, Inc. Information regarding this merger and related matters has been previously reported by Heartland in its reports on Form 8-K filed September 1, 2004 and September 7, 2004.

FINANCIAL CONDITION

Total assets at September 30, 2004 were $188,230, an increase of $20,301 or 12.09% from the December 31, 2003 total assets of $167,929.

Net loans were $120,502 at September 30, 2004, an increase of $10,247, or 9.29%, from the December 31, 2003 total of $110,255. Net loans increased as a result of new loan originations in excess of repayments on loans. New loan originations are influenced by loan demand and underwriting standards. The increase in loans from December 31, 2003 to September 30, 2004 is primarily due to the release of the formal order that the Bank executed with its regulators in May 2002 (the “May 2002 Order”) (see Note 6 to Heartland’s consolidated financial statements included in this report). The May 2002 Order required that the Bank reduce the outstanding balances of acquisition, development and construction loans and commercial real-estate loans.

Securities available for sale increased $6,272 or 17.86% from $35,108 at December 31, 2003 to $41,380 at September 30, 2004. The increase was a result of the investment of cash inflows from increases in deposits in excess of increases of net loans and from other sources. Cash and cash equivalents increased by $5,305 also due to cash inflows from increases in deposits in excess of increases of net loans and from other sources.

Total deposits increased $20,997 to $158,503 at September 30, 2004, or 15.27%, from $137,506 at December 31, 2003. During the nine months ended September 30, 2004, Heartland experienced an increase in time deposits as a result of more competitive rates paid by Heartland during the quarter.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2004
(Dollar amounts in thousands, except per share data)

Short-term borrowings decreased by $2,551 from $7,812 at December 31, 2003 to $5,261 at September 30, 2004. Short-term borrowings consist of repurchase agreements at December 31, 2003 and September 30, 2004. The repurchase agreements operate on a daily sweep arrangement with a depositor’s checking account. Therefore the balances fluctuate daily.

Heartland’s total equity to total asset ratio was 7.13% at September 30, 2004 compared to 7.47% at December 31, 2003. The decrease was due to the increase in total assets, offset by total comprehensive income for the nine months ended September 30, 2004. Book value (shareholders’ equity) per common share of Heartland was $9.62 at September 30, 2004 compared to $9.00 at December 31, 2003. The change in book value per common share resulted from the total comprehensive income for the nine months ended September 30, 2004.

RESULTS OF OPERATIONS

Net Income

Heartland recorded net income of $348 for the three months ended September 30, 2004 compared to net income of $144 for the three months ended September 30, 2003. Heartland recorded net income of $990 for the nine months ended September 30, 2004 compared to net income of $242 for the nine months ended September 30, 2003. The change in net income for the three month period was primarily due to a $143 decrease in provision for loan losses, a $97 increase in net interest income and a $341 decline in noninterest expense, partially offset by a $247 decrease in noninterest income. The change in net income for the nine month period was primarily due to a $832 decline in provision for loan losses, a $292 increase in net interest income and a $403 decline in noninterest expense, partially offset by a $357 decrease in noninterest income.

Interest Income

Interest income for the three months ended September 30, 2004 was $2,336, compared to $2,315 for the three months ended September 30, 2003. Interest income for the nine months ended September 30, 2004 was $6,755 compared to $7,010 for the nine months ended September 30, 2003. For the three month period, interest income increased $41 due to higher average interest rates on interest earning assets, including $98 due to increases in average taxable securities interest rates and $11 due to higher rates on other interest earning assets, partially offset by a $66 decline due to lower average loan rates and a $2 decline due to lower average non-taxable securities rates. Interest income declined $20 due to lower average balances of interest earning assets, including $108 due to lower volumes of loans and $10 due to lower average balance of other interest earning assets partially offset by a $74 increase due to higher average balances of taxable securities and a $24 increase due to higher average balances of non-taxable securities.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2004
(Dollar amounts in thousands, except per share data)

For the nine month period, interest income declined $47 due to lower average balances of interest earning assets, including $120 due to lower average balances of loans and $14 due to lower average balances of other interest earning assets partially offset by a $67 increase due to higher average balances of taxable securities and a $20 increase due to higher average balances of non-taxable securities. Interest income declined $208 due to lower average interest rates on interest earning assets, including $504 due to declines in average loan interest rates and $12 due to declines in rates on other interest earning assets partially offset by a $283 increase due to higher average rates on taxable securities and a $25 increase due to higher average rates on non-taxable securities.

Interest expense

Interest expense of $573 was incurred during the three months ended September 30, 2004 compared to interest expense during the three months ended September 30, 2003 of $649. Interest expense for the nine months ended September 30, 2004 was $1,641 compared to $2,188 for the nine months ended September 30, 2003. For the three month period, interest expense decreased $19 due to lower average balances of interest bearing liabilities, including $39 due to lower volumes of time deposits partially offset by a $12 increase due to higher volumes of transaction deposit accounts, a $7 increase due to higher volumes of FHLB advances and a $1 increase due to higher volumes of short-term borrowings. Interest expense declined $57 due to declines in average rates paid on interest bearing liabilities, including $63 decline due to lower average rates on time deposits and a $2 decline due to lower average rates on FHLB advances partially offset by an $8 increase due to higher average rates on trust preferred securities.

For the nine month period, interest expense decreased $142 due to lower average balances of interest bearing liabilities, including $163 due to lower volumes of time deposits partially offset by a $13 increase due to higher volumes of transaction deposit accounts, a $2 increase due to higher volumes of short-term borrowings and a $6 increase due to higher volumes of FHLB advances. Interest expense declined $405 due to declines in average rates paid on interest bearing liabilities, including $396 due to lower average rates on time deposits and $33 due to lower average rates on other borrowings, partially offset by a $15 increase due to higher average rates on transaction deposits, a $3 increase due to higher average rates on short-term borrowings and an $8 increase due to higher average rates on trust preferred securities.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2004
(Dollar amounts in thousands, except per share data)

Net interest income

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003, net interest income increased $97, 5.82%, including a $1 increase due to changes in average volumes of interest earning assets and interest bearing liabilities and a $96 increase due to changes in average rates on interest earning assets and interest bearing liabilities. For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, net interest income increased $292, 6.06%, including a $96 increase due to changes in average volumes of interest earning assets and interest bearing liabilities and a $196 increase due to changes in average rates on interest earning assets and interest bearing liabilities.

Provision for loan losses

The provision for loan losses recorded during the three months ended September 30, 2004 was $0 compared to $143 for the three months ended September 30, 2003. Net charge-offs were $538 during the quarter ended September 30, 2004 and included $399 of commercial real estate loans, $59 of residential real estate loans and $54 of consumer loan net charge-offs. The allowance was not replenished for the net charge offs because the amounts had been previously anticipated and allocated in the allowance. During the nine months ended September 30, 2004, allocations of the allowance for loan losses to specific loans within the portfolio declined by $303 at September 30, 2004 due to reductions in balances of those loans and allocations to groups of loans declined by $205 due to improvements in the overall quality of the portfolio. Net charge-offs were $274 or 191.61% of the provision for loan losses during the quarter ended September 30, 2003. Provision for loan losses was less than net charge-offs during the quarter ended September 30, 2003 due to charge-offs of amounts specifically allocated to individual loans as of June 30, 2003 and the reduction of amounts allocated to pools of loans due to the reduction of balances of loans within the pools.

The provision for loan losses recorded during the nine months ended September 30, 2004 was $(200) compared to $632 for the nine months ended September 30, 2003. Net charge-offs were $308 during the nine months ended September 30, 2004 and included $429 of commercial real estate loans, and $86 of consumer loan net charge-offs partially offset by $245 net recoveries of residential real estate loans. The allowance was not replenished for the net charge offs because the amounts had been previously anticipated and allocated in the allowance. Net charge-offs were $459 or 72.63% of provision for loan losses during the nine months ended September 30, 2003. Provision for loan losses during the nine months ended September 30, 2003 exceeded net charge-offs due to $642 in additional allocations of the allowance for loan losses to specific loans within the portfolio at September 30, 2003, partially offset by a $469 reduction in allocations to groups of loans caused by reduction of the outstanding balances of those loans.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2004
(Dollar amounts in thousands, except per share data)

Noninterest income

Noninterest income was $455 and $1,444 for the three and nine months ended September 30, 2004 and included $94 and $343 of net gains on sales of loans held for sale. Comparatively, non-interest income was $702 and $1,801 for the three and nine months ended September 30, 2003 and included $326 and $914 of net gains on sales of loans held for sale. The decrease in net gains on sales of loans held for sale is due to the lower interest rate environment that existed during the three and nine months ended September 30, 2003, which created a higher volume of mortgage loans originated compared to the same periods in 2004. Other noninterest income was $50 and $246 for the three and nine months ended September 30, 2004 compared to $103 and $154 for the three and nine months ended September 30, 2003. Included in noninterest income for all periods is the increase in cash surrender value of insurance. The increase in cash surrender value of insurance was $33 and $89 for the three and nine months ended September 30, 2004 compared to $78 and $78 for the three and nine months ended September 30, 2003. Other noninterest income also includes gain on sale of real estate, which was $0 and $89 for the three and nine months ended September 30, 2004 compared to $0 and $0 for the three and nine months ended September 30, 2003.

Noninterest expense

Salaries and benefits expense was $993 and $3,067 for the three and nine months ended September 30, 2004 compared to $1,126 and $3,274 for the three and nine months ended September 30, 2003. The decrease in salaries and benefits expense is due to lower commissions paid to employees on mortgage loan sales and the reduction of employees in the lending area.

Net occupancy expense was $183 and $550 for the three and nine months ended September 30, 2004 compared to $177 and $517 for the three and nine months ended September 30, 2003. The increase was primarily due to higher lease expense associated with the existing leased branch facilities and higher real estate taxes on owned facilities.

Data processing expense was $167 and $493 for the three and nine months ended September 30, 2004 compared to $174 and $532 for the three and nine months ended September 30, 2003. The decrease was primarily due to lower rates charged by external data processing providers negotiated in contract renewals.

Professional fees were $99 and $340 for the three and nine months ended September 30, 2004 compared to $123 and $331 for the three and nine months ended September 30, 2003. The decrease in the three month period was primarily due to reduced legal fees associated with loan collections.

FDIC insurance was $17 and $48 for the three and nine months ended September 30, 2004 compared to $17 and $102 for the three and nine months ended September 30, 2003. The decrease for the nine month period was primarily due to improvement of the Bank’s risk assessment by the FDIC effective April 1, 2003.

The other noninterest expenses during the three and nine months ended September 30, 2004 and during the three and nine months ended September 30, 2003 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The decrease is primarily related to the reduction of expenses related to other real estate owned and loans in default.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2004
(Dollar amounts in thousands, except per share data)

Income taxes

Income tax expense was $162 and $520 for the three and nine months ended September 30, 2004 compared to $32 and $98 for the three and nine months ended September 30, 2003. The effective tax rate for the three and nine months ended September 30, 2004 was 31.76% and 34.43% compared to 18.18% and 28.82% for the three and nine months ended September 30, 2003. The effective tax rate for the three and nine months ended September 30, 2004 was higher than the effective tax rate for the same periods in 2003 due to the lower percentage of income before income taxes comprised of non-taxable income. Non-taxable income represented 16.86% and 14.90% of income before income taxes for the three and nine months ended September 30, 2004 compared to 61.93% and 49.71% for the three and nine months ended September 30, 2003.

CAPITAL RESOURCES

Shareholders’ equity totaled $13,416 at September 30, 2004, compared to $12,552 at December 31, 2003. The change is attributable to the total comprehensive income for the nine months ended September 30, 2004. See Note 6 to the consolidated financial statements regarding regulatory capital.

LIQUIDITY

Liquidity management for the Bank focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for the Bank is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. The Bank also has the ability to borrow from the Federal Home Loan Bank of Indianapolis with various repayment terms ranging from 1 day to 15 years. Such borrowings would be secured by a “blanket” collateral agreement covering all available mortgage loans and investment securities in the Bank’s portfolio. The Bank manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.

During the year ended December 31, 2003, the Bank experienced the maturity and withdrawal of time deposits due to interest rates offered by the Bank below rates available in the local market. Management did not bid aggressively against local competitors in order to reduce this decline in deposits due to decreased loan demand and in order to focus on loan administration rather than loan growth during the year ended December 31, 2003. Heartland was able to increase the balance of time deposits during the first nine months of 2004, and plans to attempt to avoid any future reduction of time deposits, by offering interest rates that are more competitive with local rates on maturing time deposits.

Heartland, the parent company of the Bank, expects in the long term to rely upon dividends from the Bank as the source of its funds to meet its obligations under the $5,155 trust preferred securities. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland’s payment of distributions on its trust preferred securities, and Heartland does not otherwise have sufficient funds at the parent company level to satisfy its obligations with respect to the trust preferred securities, Heartland would be required to defer distributions on the trust preferred securities (which Heartland may do without default under the indenture for a period not to exceed 20 consecutive quarters) or obtain alternative sources of funds to satisfy its obligations. At September 30, 2004, Heartland had sufficient liquid assets at the parent company level to pay interest due on the trust preferred securities during the remainder of 2004 and 2005 without reliance upon dividends from the Bank.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS
SEPTEMBER 30, 2004
(Dollar amounts in thousands, except per share data)

Heartland expects to rely upon liquid assets of the parent company as its short-term source of funds to meet its obligations with respect to the trust preferred securities, and to rely upon dividends from the Bank as the primary long-term source of funds to meet such obligations.

FORWARD-LOOKING STATEMENTS

Heartland from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Corporation’s loans and other assets; expectations about the future level of its deposit balances; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; parent company liquidity sources and needs; and expectations about the Corporation’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should”, “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

Heartland may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-QSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Heartland undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Corporation that are expressed or implied by any forward-looking statement. Uncertainties that could cause the Corporation’s actual results to vary materially from those expressed or implied by any forward-looking statement include unknown future direction, timing and magnitude of changes in interest rates; the effects of changes in competitive conditions; acquisitions of other businesses by the Corporation and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and changes in accounting principles and interpretations. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to time when considering any forward-looking statement.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
PART I (Continued)

Item 3.    Controls And Procedures.

Heartland has carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the last day of the quarterly period covered by this report. Based on this evaluation, Heartland’s principal executive officer and principal financial officer concluded that Heartland’s disclosure controls and procedures were effective as of such date.

There was no change in Heartland’s internal control over financial reporting that occurred during the third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Heartland’s internal control over financial reporting.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
PART II

ITEM 6 — Exhibits.

Exhibit No.	Description

2.1
Agreement of Affiliation and Merger, among Blue River Bancshares, Inc., Heartland Bancshares, Inc., and others, dated August 31, 2004 (without its exhibits, which exhibits will be provided to the Commission upon request). The copy of this exhibit filed as Exhibit 2.1 to the Form 8-K Current Report filed by Blue River Bancshares, Inc. (SEC File Number: 000-24501), on September 1, 2004, is incorporated by reference.

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

10.1	Change in Control Agreement dated as of July 19, 2004, between Heartland Bancshares, Inc., and Steven L. Bechman.
10.2	Change in Control Agreement dated as of July 19, 2004, between Heartland Bancshares, Inc., and Jeffrey L. Goben.
10.3	Change in Control Agreement dated as of July 19, 2004, between Heartland Bancshares, Inc., and John M. Morin.
10.4	Change in Control Agreement dated as of July 19, 2004, between Heartland Bancshares, Inc., and Jeffery D. Joyce.
10.5
Agreement of Affiliation and Merger, among Blue River Bancshares, Inc., Heartland Bancshares, Inc., and others, dated August 31, 2004 (without exhibits, which will be provided to the Commission upon request). The copy of this exhibit filed as Exhibit 2.1 to the Form 8-K Current Report filed by Blue River Bancshares, Inc. (SEC File Number: 000-24501), on September 1, 2004, is incorporated by reference.

10.6
Stock Option Agreement, dated August 31, 2004, between Heartland Bancshares, Inc, as option issuer, and Blue River Bancshares, Inc., as option grantee. The copy of this exhibit filed as Exhibit 10.1 to the Current Report on Form 8-K of Heartland Bancshares, Inc., filed September 7, 2004 is incorporated herein by reference.

10.7
Stock Option Agreement, dated August 31, 2004, between Heartland Bancshares, Inc., as option grantee, and Blue River Bancshares, Inc., as option issuer. The copy of this exhibit filed as Exhibit 10.1 to the Form 8-K Current Report filed by Blue River Bancshares, Inc. (SEC File Number: 000-24501), on September 7, 2004 is incorporated by reference.

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

Date: 11/11/04	HEARTLAND BANCSHARES, INC. (Registrant) /s/ Steven L. Bechman Steven L. Bechman President and Chief Executive Officer

Date: 11/11/04	/s/ Jeffery D. Joyce Jeffery D. Joyce Chief Financial Officer (Principal financial officer and chief accounting officer)