Form 10QSB/A
period 2004-09-30
HEARTLAND BANCSHARES INC /IN/
filed 2004-11-15
CIK 1042905

FORM 10-QSB/A
(Amendment No. 1)

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

As of November 11, 2004, the latest practicable date, 1,394,172 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format    Yes  [    ]     No  [ X ]

Heartland Bancshares, Inc., is filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2004 (a) to correct certain typographical or technical errors contained on the cover page, in the consolidated financial statements and notes thereto contained in Item 1 of Part I, and in the discussion that is included in Item 2 of Part I, of the Form 10-QSB which was filed with the Securities and Exchange Commission on November 12, 2004, and (b) to add pagination to the original filing.

Explanatory Note

        Heartland Bancshares, Inc., is filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the fiscal quarter ended September 30, 2004 to correct certain typographical or technical errors contained in the subject quarterly report on Form 10-Q which was filed with the Securities and Exchange Commission on November 12, 2004, as follows:

        1.        Cover Page. On the cover page, the date cited for the number of shares outstanding was shown as "November 12, 2003" when it should have referenced "November 11, 2004." This has been corrected on the cover page of this Amendment No. 1

        2.         Part I, Item 1. In the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 included in the consolidated financial statements included in Part I, Item 1, and more specifically in "Cash flows from financing activities," (a) a new line item entitled "Draws on FHLB advances" has been added after "Net change in short-term borrowings" and before "Repayments on FHLB advances," and dollar values for the two periods presented have been added for the new line item, and (b) the line item "Repayments on FHLB advances", which incorrectly showed no entry for the nine months ended September 30, 2003 in the original filing, when in fact the entry should have been "(2,000)" (negative dollar amount in thousands), has been corrected. See page 5 of this Amendment No. 1.

        3.         Part I, Item 1. In Note 1 to the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies," in the tabular presentation included under the heading "Stock Compensation," there were two errors in the per share amounts included in the column for the nine months ended September 30, 2004: (a) the "Diluted earnings per share as reported" was shown as ".63" and should have been ".69" and (b) the "Pro forma diluted earnings per share" was shown as ".63" and should been ".68". These errors have been corrected in this Amendment No. 1. See page 7 of this Amendment No. 1.

        4.         Part I, Item 2. On page 13 of this Amendment No. 1, second paragraph under "Financial Condition," and also on page 18 of this Amendment No. 1, under "Capital Resources," an erroneous cross-reference to Note 6 of the consolidated financial statements that was included in the report being amended was corrected to refer to Note 5.

All of these errors except for the cover page error were the result of errors in the EDGARizing and proofing processes that were not identified prior to the initial filing of the Form 10-QSB. The cover page error was in the original report and was noticed in the course of preparing this Amendment No. 1.

        Heartland Bancshares, Inc., is also adding pagination to this Amendment No. 1 in order to make the identification of the location of the changes easier for the reader and has deleted the reference to "Form 10-QSB" in certain page headers to avoid confusion.

        Except for the corrected items noted above and the addition of pagination, no other information is being amended by this Form 10-QSB/A. Heartland Bancshares, Inc., has not updated disclosures in this Form 10-QSB/A to reflect any event subsequent to its filing of the original Form 10-QSB.

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

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2004 and 2003
(Dollar amounts in thousands)
(Unaudited)

	2004	2003
Cash flows from operating activities
Net income (loss)	$990	$242
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	295	470
Gain on sale of securities, net	(34)	---
Origination of loans held for sale	(19,559)	(61,038)
Proceeds from sales of loans held for sale	20,809	65,654
Gain on sale of loans held for sale	(343)	(914)
(Gain)Loss on sale of other real estate	(89)	11
FHLB stock dividend	(22)	(23)
Provision for loan losses	(200)	632
Increase in cash surrender value of life insurance	(89)	(78)
Change in assets and liabilities:
Accrued interest receivable and other assets	(46)	(83)
Accrued interest payable and other liabilities	(9)	(14)

Net cash from operating activities	1,703	4,859

Cash flows from investing activities
Purchase of securities available-for-sale	(22,764)	(35,793)
Proceeds from sales, calls and maturities of
securities available-for-sale	16,223	19,587
Loans made to customers, net of payments collected	(10,952)	2,966
Proceeds from the sale of other real estate	1,721	989
Net purchases of property and equipment	(72)	(72)

Net cash from investing activities	(15,844)	(12,323)

Cash flows from financing activities
Net change in deposit accounts	20,997	5,136
Net change in short-term borrowings	(2,551)	(1,113)
Draws on FHLB advances	3,000	2,000
Repayments on FHLB advances	(2,000)	(2,000)

Net cash from financing activities	19,446	4,023

Net change in cash and cash equivalents	5,305	(3,441)

Cash and cash equivalents at beginning of period	10,717	25,232

Cash and cash equivalents at end of period	$16,022	$21,791

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$348	$144	$990	$242
Deduct: Stock-based
Compensation expense, net of
tax benefit, determined under
fair value based method	4	8	11	90

Pro forma net income	$344	$136	$979	$152

Basic earnings per share as
reported	$.25	$.10	$.71	$.17
Pro forma basic earnings per
Share	$.25	$.10	$.70	$.11
Diluted earnings per share as
reported	$.24	$.10	$.69	$.17
Pro forma diluted earnings per
share	$.24	$.10	$.68	$.11

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

Net loans were $120,502 at September 30, 2004, an increase of $10,247, or 9.29%, from the December 31, 2003 total of $110,255. Net loans increased as a result of new loan originations in excess of repayments on loans. New loan originations are influenced by loan demand and underwriting standards. The increase in loans from December 31, 2003 to September 30, 2004 is primarily due to the release of the formal order that the Bank executed with its regulators in May 2002 (the “May 2002 Order”) (see Note 5 to Heartland’s consolidated financial statements included in this report). The May 2002 Order required that the Bank reduce the outstanding balances of acquisition, development and construction loans and commercial real-estate loans.

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

CAPITAL RESOURCES

Shareholders’ equity totaled $13,416 at September 30, 2004, compared to $12,552 at December 31, 2003. The change is attributable to the total comprehensive income for the nine months ended September 30, 2004. See Note 5 to the consolidated financial statements regarding regulatory capital.

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

HEARTLAND BANCSHARES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 11/12/04	HEARTLAND BANCSHARES, INC. (Registrant) /s/ Steven L. Bechman Steven L. Bechman President and Chief Executive Officer

Date: 11/12/04	/s/ Jeffery D. Joyce Jeffery D. Joyce Chief Financial Officer (Principal financial officer and chief accounting officer)