Form 10KSB
period 2004-12-31
HEARTLAND BANCSHARES INC /IN/
filed 2005-03-31
CIK 1042905

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

    ANNUAL REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

    TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number:  333-32245

HEARTLAND BANCSHARES, INC.
(Name of small business issuer in its charter)

Indiana (State or other jurisdiction of incorporation or organization) 420 North Morton Street Franklin, Indiana (Address of principal executive offices)	35-2017085 (IRS Employer Id. No.) 46131 (Zip Code)

Issuer's telephone number, including area code:  (317) 738-3915

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

State issuer's revenues for its most recent fiscal year:  $11,196,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

On March 18, 2005, the aggregate market value of the common shares of the issuer (including the accompanying preferred share purchase rights) held by non-affiliates of the issuer was $17,292,642, valuing the common shares at the last reported trade price on that date and assuming (solely for purposes of this calculation) that all directors and executive officers of the issuers were affiliates of the issuer and that no other shareholder was an affiliate of the issuer.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 29, 2005, the latest practicable date, 1,407,646 of the issuer's common shares, no par value (including accompanying preferred shares purchase rights), were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

1.
Portions of the Annual Report to Shareholders of Heartland Bancshares, Inc. for the year ended December 31, 2004, to the extent stated herein, are incorporated by reference from Exhibit 13 into Parts I and II.

2.
Portions of the Proxy Statement of Heartland Bancshares, Inc. for the Annual Meeting of its Shareholders to be held May 16, 2005, to the extent stated herein, are incorporated by reference from Exhibit 99.1 into Part III.

FORM 10-KSB
TABLE OF CONTENTS

PART I

Information included in or incorporated by reference in this Annual Report on Form 10-KSB, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to a discussion of our forward looking statements and associated risks in “Item 1—Forward Looking Statements and Associated Risks” in this Annual Report on Form 10-KSB.

ITEM 1.    DESCRIPTION OF BUSINESS (Dollar amounts are in thousands, except per share data.)

GENERAL

Heartland Bancshares, Inc. (“Heartland” or the “Company”) is a one-bank holding company incorporated May 27, 1997. Heartland raised approximately $11,731 in equity capital through the sale of 1,394,172 shares of Heartland’s common stock at $9.07 per share, net of underwriting discounts and offering costs. Proceeds were used to capitalize Heartland Community Bank (the “Bank”), Heartland’s primary asset, a wholly-owned banking subsidiary, an Indiana-chartered commercial bank. The Bank received regulatory approval to open in the fall of 1997 and commenced banking operation December 17, 1997.

During the three year period ended December 31, 2004, Heartland’s business focused on the development of the business of the Bank. Material developments during this three year period included the entry by the Bank’s regulators of a cease and desist order against the Bank in May 2002 (the “May 2002 Order”), the subsequent release of the May 2002 Order in February 2004 (see the description of the May 2002 Order under “Regulation and Supervision of Heartland and the Bank,” below) and the signing of a definitive merger agreement with Blue River Bancshares, Inc., in August 2004, which was subsequently terminated in February 2005 (see footnote 14 to the consolidated financial statements). Certain financial data reflecting Heartland’s consolidated financial condition as of December 31, 2004, 2003, and 2002, and its consolidated results of operations for each of the three years ended December 31, 2004, is included under the heading “SELECTED FINANCIAL DATA” below.

The Bank operates from offices located in Franklin, Greenwood, and Bargersville, Indiana.

The business of the Bank consists primarily of attracting deposits from the general public, originating commercial, residential real estate and consumer loans and purchasing and selling certain investment securities. The Bank operates (through a division of the Bank that does business under the name “Heartland Investment Services” in a cooperative arrangement with a non-affiliated securities broker-dealer) a full-service brokerage department in order to sell mutual funds and other non-deposit investment products to the public. The Bank also offers a certificate of deposit brokerage program.

Heartland offers commercial loans to area businesses in addition to new home construction loans and business lines of credit. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. Heartland originates adjustable rate first mortgage loans, second mortgage loans and home equity lines of credit secured by single-family homes.

Dollar amounts in thousands except per share data.

As of December 31, 2004, the Bank had 84 full time equivalent employees. Of these employees, 8 full time equivalent employees were employed in the residential mortgage loan department, 2 full time equivalent employees were employed in the full-service brokerage department and 1 full time equivalent employee was employed in the certificate of deposit brokerage program which departments do not produce or require significant amounts of assets. The Bank utilizes a leased employee arrangement with a third party company, Professional Staff Management, Inc., whereby all employees are leased to the Bank from the third party company. The arrangement allows for employees to participate in group benefits of the third party company. The third party company also administers the majority of human resource activities including payroll, payroll taxes and policy administration. Heartland, the parent company, has no full time employees.

SERVICE AREA

The Bank’s primary service area is Johnson County, Indiana and the portion of Marion County south of Southport road, Indianapolis, Indiana. Johnson County has been one of the top five fastest growing counties in Indiana during the last fifteen years. Census data may be obtained from the Census Bureau Internet site WWW.Census.gov. The majority of Heartland’s customers reside in Johnson County. The Bank has one branch in Franklin and two in Greenwood, which are the two largest cities in the county, and a branch in Bargersville, in southwestern Johnson County. Franklin is located in the south-central portion of Johnson County. Greenwood is located on the northern edge of Johnson County and is contiguous with the southern border of Marion County. Bargersville is in the southwest portion of Johnson County.

Greenwood and Franklin are growing in population and have been for at least 15 years. According to the 2000 census, Franklin’s population increased by 50.8% from the 1990 census total population. The Greenwood population grew by 37.2% from 1990 to 2000. Both Franklin and Greenwood have significant levels of retail businesses and some light manufacturing business. Both cities are bedroom communities to Indianapolis. Bargersville is a more rural town with more limited population growth and retail expansion.

The growth in Franklin and Greenwood has caused the majority of our lending activities to be focused in these areas. Due to the high levels of new housing and retail development, loan demand is primarily in residential and commercial real estate related loans.

COMPETITION

Heartland and the Bank face strong competition for deposits, loans and other financial services from numerous Indiana and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which Heartland competes are not subject to the same degree of regulation as Heartland. Many of the financial institutions aggressively compete for business in Heartland’s market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than Heartland, are larger and will be able to offer certain services that Heartland does not currently offer, including international banking services. In addition, most of these entities have greater capital resources than Heartland, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could Heartland.

Dollar amounts in thousands except per share data.

REGULATION AND SUPERVISION OF HEARTLAND AND THE BANK

Heartland is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), with the Board of Governors of the Federal Reserve System (“Federal Reserve”) and is subject to examination, regulation and supervision by the Federal Reserve. The Bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions (“DFI”) and the FDIC. Regulation, examination and supervision by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank, and from engaging in any activity other than managing or controlling banks. A bank holding company may, however, own shares of a company engaged in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, a bank holding company meeting certain financial and other requirements may elect to be treated as a “financial holding company” and engage in, or own shares of companies that are engaged in, insurance underwriting, securities underwriting, merchant banking, and other financial services activities. Heartland has not elected to be treated as a financial holding company.

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

Effective May 11, 2002, with the consent of the Bank, the FDIC and DFI entered a formal order under federal and state banking laws (as subsequently modified June 3, 2003,) (the “May 2002 Order”), under which the Bank and its Directors were required to take a number of affirmative steps to address regulatory concerns, including but not limited to, maintaining the Bank’s ratio of Tier 1 capital to assets at 8% or above; committing not to declare or pay dividends to the Corporation that would result in the Bank’s violation of the required capital ratio; limiting growth in total assets to no more than three percent in any three month period without advance approval by the regulators, or more than 12% annually; adopting and implementing plans to resolve certain criticized assets; eliminating or restricting future lending to borrowers whose loans have been criticized by the regulators; and adopting and implementing plans to reduce the volume of the Bank’s acquisition, development and construction loans, commercial real-estate loans and high loan-to-value loans, as defined by FDIC Regulation Part 365, in relation to its capital.

Dollar amounts in thousands except per share data.

On February 23, 2004, the Bank received written notification from the FDIC and the DFI indicating that the Bank would be released from the May 2002 Order subject to the stipulation that the Bank continue to maintain a Tier 1 capital to assets ratio at 8% or above; to limit growth in total assets to no more than three percent per quarter without regulatory approval and to maintain the levels of acquisition, development and construction loans at or below 125% of Tier 1 capital and commercial real-estate loans at or below 250% of Tier 1 capital. On February 23, 2004 the Bank’s board of directors adopted a resolution accepting the stipulations as presented by the FDIC and DFI and notified the FDIC and DFI of the resolution and intent to abide by the stipulations. See Item 6 of this Report for additional discussion of the effects that the May 2002 Order and the stipulation of release have had on the financial condition, results of operations, liquidity and financial resources of the Bank and of Heartland.

As of February 28, 2005, the Bank’s Tier 1 capital ratio was 9.45%, total assets were $188,490, acquisition, development and construction loans totaled 49.61% of Tier 1 capital and commercial real-estate loans totaled 212.08% of Tier 1 capital. Based on the improvements in the Bank’s asset quality, capital and earnings since February 23, 2004, management believes that the FDIC and DFI no longer expect the Bank to abide by the stipulated measures that were included in the February 23, 2004 resolution, and on March 21, 2005, the Bank’s Board of Directors rescinded that resolution.

Heartland is a legal entity separate and distinct from the Bank. There are various legal limitations on the extent to which the Bank can supply funds to Heartland. The principal source of Heartland’s funds consists of dividends from the Bank. State and federal laws restrict the amount of dividends that may be paid by banks. The Bank’s Tier I Capital to total assets ratio at December 31, 2004 was 9.21% (8.93% using average assets for the quarter ended December 31, 2004).

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Heartland from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and other expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should”, “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

Dollar amounts in thousands except per share data.

Heartland may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Heartland undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion incorporated by reference into Item 6 of this Form 10-KSB, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other uncertainties that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown direction, and magnitude and duration, of any future changes in prevailing market rates of interest; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; and the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Heartland in its other SEC filings from time to time when considering any forward-looking statement.

SELECTED FINANCIAL DATA

The information presented below should be read in conjunction with the consolidated financial statements, which are incorporated by reference into Item 7 of this Report from Exhibit 13, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into Item 6 of this Report from Exhibit 13.

Dollar amounts in thousands except per share data.

Income Statement Data:	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Total interest income	$9,236	$9,230	$10,972
Total interest expense	2,331	2,758	4,207

Net interest income	6,905	6,472	6,765
Provision for loan losses	(200)	692	3,150
Noninterest income	1,960	2,222	1,944
Noninterest expense	7,235	7,412	7,609
Provision for income taxes	606	176	(837)

Net income/(loss)	$1,224	$414	$(1,213)

Net income per share/(loss)	.88	.30	$(.87)
Average shares	1,394,172	1,394,172	1,394,172

Income Statement Data:	Year Ended December 31, 2001	Year Ended December 31, 2000

Total interest income	$14,409	$12,476
Total interest expense	6,789	6,347

Net interest income	7,620	6,129
Provision for loan losses	2,967	1,744
Noninterest income	1,596	767
Noninterest expense	5,416	3,929
Provision for income taxes	304	472

Net income/(loss)	$529	$751

Net income/(loss) per share	.38	.54
Average shares	1,394,172	1,394,172

Balance Sheet Data:	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Total Assets	$185,837	$167,929	$176,812
Loans, Net of Allowance for Loan Losses	121,848	110,255	116,422
Demand & Savings Deposits	95,126	86,751	78,950
Time Deposits	60,536	50,755	69,449
Borrowings	15,629	16,967	15,406
Shareholders' Equity	13,506	12,552	12,200
Book Value Per Share	$9.69	$9.00	$8.75
Equity to Asset Ratio	7.27%	7.47%	6.91%

Balance Sheet Data:	Year Ended December 31, 2001	Year Ended December 31, 2000

Total Assets	$189,517	$164,916
Loans, Net of Allowance for Loan Losses	143,236	129,882
Demand & Savings Deposits	86,341	64,598
Time Deposits	74,650	74,622
Borrowings	14,554	12,273
Shareholders' Equity	13,263	12,658
Book Value Per Share	$9.51	$9.08
Equity to Asset Ratio	7.00%	7.68%

Dollar amounts in thousands except per share data.

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables depict for the years ended December 31, 2004, 2003, and 2002, certain information related to Heartland’s average balance sheets and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages. Non-accrual loan balances are included in the average balances of loans. During 2004, $0 interest income on loans on non-accrual at December 31, 2004 was included in interest income. Yields on non-taxable securities are not presented on a tax-equivalent basis.

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest earning assets
Short-term investments	$8,507	$145	1.70%	$9,396	$147	1.56%
Taxable securities	35,034	1,290	3.68	28,920	868	3.00
Non-taxable securities	5,210	184	3.53	3,101	124	4.00
Loans	119,877	7,617	6.35	123,084	8,091	6.57

Total interest earning assets	$168,628	$9,236	5.48	$164,501	$9,230	5.61

Interest bearing liabilities
Interest-bearing demand,
Money Market and
Savings Deposits	$69,224	$554	0.80%	$64,362	$495	0.77%
Time deposits	60,427	1,366	2.26	62,676	1,856	2.96
Short-term borrowings	5,465	36	0.66	4,272	26	0.61
Other borrowings	9,835	375	3.81	8,999	381	4.23

Total interest bearing liabilities	$144,951	$2,331	1.61	$140,309	$2,758	1.97

	Year Ended December 31, 2002
	Average Balance	Income/ Expense	Yield/ Rate
Interest earning assets
Short-term investments	$12,992	$230	1.77%
Taxable securities	15,893	965	6.07
Loans	2,626	123	4.68
Non-taxable securities	135,433	9,654	7.13

Total interest earning assets	$166,944	$10,972	6.57

Interest bearing liabilities
Interest-bearing demand,
Money Market and
Savings Deposits	$63,002	$971	1.54%
Time deposits	70,929	2,700	3.81
Short-term borrowings	4,872	74	1.52
Other borrowings	9,155	462	5.05

Total interest bearing liabilities	$147,958	$4,207	2.84

Dollar amounts in thousands except per share data.

2004	2003	2002

Average yield on interest-earning assets	5.48	5.61%	6.57%
Average rate paid on interest-bearing liabilities	1.61	1.97	2.84
Net interest spread	3.87	3.64	3.73
Net interest margin (net interest income divided by average total interest-earning assets)	4.09	3.93	4.05
Return on average assets	0.68	0.24	(.68)
Return on average equity	9.46	3.35	(9.26)

INTEREST INCOME AND EXPENSE ANALYSIS

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Heartland’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2004 vs. 2003 Increase (Decrease) due to
	Volume	Rate	Total

Interest income attributable to:
Loans	$(208)	$(266)	$(474)
Securities	280	202	482
Other interest-earning assets(1)	(15)	13	(2)

Total interest-earning assets	57	(51)	6

Interest expense attributable to:
Money Market and
Savings Deposits	38	21	59
Time deposits	(65)	(425)	(490)
Short-term borrowings	8	2	10
Other borrowings	34	(40)	(6)

Total interest-bearing liabilities	15	(442)	(427)

Increase (decrease) in net interest income	$42	$391	$433

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

Dollar amounts in thousands except per share data.

	Year ended December 31, 2003 vs. 2002 Increase (Decrease) due to
	Volume	Rate	Total
Interest income attributable to:
Loans	$(843)	$(720)	$(1,563)
Securities	564	(660)	(96)
Other interest-earning assets(1)	(58)	(25)	(83)

Total interest-earning assets	(337)	(1,405)	(1,742)

Interest expense attributable to:
Money Market and
Savings Deposits	21	(497)	(476)
Time deposits	(290)	(554)	(844)
Short-term borrowings	(8)	(40)	(48)
Other borrowings	(8)	(73)	(81)

Total interest-bearing liabilities	(285)	(1,164)	(1,449)

Increase (decrease) in net interest income	$(52)	$(241)	$(293)

(1)        Includes federal funds sold and interest-bearing deposits in other financial institutions.

LOANS.        Heartland’s gross loans, excluding those held for sale, totaled $124,339 at December 31, 2004, $113,556 at December 31, 2003, $119,920 at December 31, 2002, $146,636 at December 31, 2001, $132,549 at December 31, 2000.

The following table sets forth information concerning the composition of Heartland’s loan portfolio in dollar amounts and percentages as of December 31, 2004, 2003, 2002, 2001 and 2000:

	2004		2003
	Amount	Percent of Loans	Amount	Percent of Loans
TYPE OF LOAN
Commercial	$72,101	57.99%	$64,799	57.06%
Construction	9,740	7.83	10,748	9.47
Residential mortgages	29,663	23.86	24,668	21.72
Consumer	12,835	10.32	13,341	11.75

Gross loans	$124,339	100.00%	$113,556	100.00%

Dollar amounts in thousands except per share data.

	2002		2001
TYPE OF LOAN	Amount	Percent of Loans	Amount	Percent of Loans
Commercial	$66,861	55.76%	$76,097	51.90%
Construction	12,489	10.41	23,150	15.79
Residential mortgages	23,952	19.97	24,795	16.91
Consumer	16,618	13.86	22,594	15.40

Gross loans	$119,920	100.00%	$146,636	100.00%

	2000
	Amount	Percent of Loans
TYPE OF LOAN
Commercial	$63,776	48.11%
Construction	24,719	18.65
Residential mortgages	21,942	16.55
Consumer	22,122	16.69

Gross loans	$132,549	100.00%

LOAN MATURITY SCHEDULE.        The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in Heartland’s loan portfolio based on the date that final payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter than contractual maturities. Certain residential mortgage loans such as non-owner occupied and second mortgage loans are included in the commercial and consumer loan totals below.

TYPE OF LOAN	Amount	Remaining One Year or less	Maturities Over one to five years	Over five years

Commercial	$72,101	$17,413	$14,210	$40,478
Real estate construction and
land development	9,740	8,092	1,551	97
Residential mortgages	29,663	376	1,277	28,010
Consumer	12,835	3,449	7,450	1,936

Total	$124,339	$29,330	$24,488	$70,521

Commercial loans and leases with remaining maturities over one year consist of $12,304 with fixed interest rates and $42,384 with variable interest rates, at December 31, 2004. Real estate construction and land development loans with remaining maturities over one year consist of $314 with fixed interest rates and $1,334 with variable interest rates, at December 31, 2004. Residential mortgage loans with remaining maturities over one year consist of $5,395 with fixed interest rates and $23,892 with variable interest rates, at December 31, 2004. Consumer loans with remaining maturities over one year consist of $7,952 with fixed interest rates and $1,434 with variable interest rates, at December 31, 2004.

Dollar amounts in thousands except per share data.

Nonperforming loans include non-accrual loans and accruing loans that are contractually past due 90 days or more as to interest or principal payments. The following table sets forth certain information regarding the dollar amount of nonperforming loans at December 31:

Nonperforming loans:	2004	2003	2002

Non-accrual loans	$1,191	$3,023	$4,857
Accruing loans past
due 90 or more days	304	0	776

Total nonperforming
loans	$1,495	$3,023	$5,633

Nonperforming loans:	2001	2000

Non-accrual loans	$663	$992
Accruing loans past
due 90 or more days	86	0

Total nonperforming
loans	$749	$992

At December 31, 2004, non-accrual loans included $1,058 in commercial loans, $123 in residential real estate loans and $17 in consumer loans.

ALLOWANCE FOR LOAN LOSSES.        The Bank maintains an allowance for loan losses to provide for probable incurred losses in the loan portfolio. Monthly, management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. All loans are given a risk grade from 1 to 7, which is revised based on changes in the borrowers’ ability to repay, collateral values, economic conditions and other factors.

Loans with a risk grade of 6 or 7 are evaluated individually for impairment and allowance amounts are allocated specifically, if necessary, based on estimated present value of future cash flows. The balance of loans graded 6 or 7 at December 31, 2004 was $5,069 and related allocated reserve was $1,336. All other loans are evaluated as a group by loan type. Allocation factors are assigned to each risk grade from 1 to 5 within each loan type. Allocation factors are derived by using historical loss percentages, modified for trends in losses, trends in delinquency, economic factors and other factors. At December 31, 2004, the balance of all loans graded 1 to 5 was $119,270 and related allocated allowance was $1,155. Provision for loan losses is adjusted in order to maintain the balance in the allowance for loan losses at the level estimated by the calculation of allocated allowance.

The Board of Directors of the Bank, not less frequently than quarterly, reviews with senior management its recommended allowance. For more information concerning the factors considered in determining the adequacy of the allowance for loan and lease losses, see “Nonperforming Assets and Allowance for Loan Losses” under the section headed “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Heartland’s Annual Report for 2004 attached as Exhibit 13, which discussion is incorporated herein by reference. At December 31, 2004, Heartland’s allowance for loan losses totaled $2,491.

Dollar amounts in thousands except per share data.

The following table provides an allocation of Heartland’s allowance for probable loan losses as of each of the following dates:

	At December 31,
	2004	2003	2002	2001	2000
Loan type
Commercial	$1,705	$1,624	$2,063	$1,466	$1,284
Real estate construction
and land development	157	452	565	789	497
Residential mortgages	334	836	382	679	441
Consumer	295	389	488	445	445

	$2,491	$3,301	$3,498	$3,400	$2,667

The activity in the allowance for loan losses for the years ended December 31, is as follows:

	2004	2003	2002	2001	2000
Beginning balance	$3,301	$3,498	$3,400	$2,667	$1,365
Provision charged
to operations	(200)	692	3,150	2,967	1,744
Loans charged-off	(1,163)	(1,103)	(3,702)	(2,300)	(446)
Recoveries on loans
previously charged-off	553	214	650	66	4

Ending balance	$2,491	$3,301	$3,498	$3,400	$2,667

The following table sets forth certain information regarding the dollar amount of charge-offs and recoveries for the years ended December 31:

	2004	2003	2002	2001	2000
Charge-offs by loan type:
Commercial	$713	$444	$2,648	$997	$194
Real estate construction
and land development	---	98	176	927	---
Residential mortgages	158	198	424	72	147
Consumer	292	363	454	304	105

Total charge-offs	$1,163	$1,103	$3,702	$2,300	$446

	2004	2003	2002	2001	2000
Recoveries by loan type:
Commercial	$496	$37	$82	$43	$ ---
Real estate construction
and land development	---	1	465	---	---
Residential mortgages	3	56	11	---	---
Consumer	54	120	92	23	4

Total recoveries	$553	$214	$650	$66	$4

Dollar amounts in thousands except per share data.

The following table sets forth certain asset quality ratios at and for the years ended December 31:

	2004	2003	2002	2001	2000
Allowance for loan losses
to nonperforming loans	165.74%	109.20%	62.1%	453.9%	371.0%
Net charge-offs to
average loans	.51	.72	2.3	1.5	.3
Provision to average
loans	(.17)	.56	2.3	2.0	1.5

SECURITIES.        The following table sets forth the carrying value of Heartland's investment portfolio as of December 31:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
U.S. Government and government sponsored entities	$16,981	$32	$(106)
Obligations of states and political subdivisions	5,423	111	(88)
Mortgage backed securities	18,559	85	(140)
Corporate obligations	1,081	57	---
Equity securities	118	---	---

	$42,044	$285	$(334)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2003
U.S. Government and government sponsored entities	$17,417	$93	$(47)
Obligations of states and political subdivisions	4,499	143	---
Mortgage backed securities	12,076	148	(29)
Corporate obligations	1,116	84	---

	$35,108	$468	$(76)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2002
U.S. Government and government sponsored entities	$7,937	$104	$ ---
Obligations of states and political subdivisions	2,709	119	---
Mortgage backed securities	7,826	212	(2)
Corporate obligations	1,094	54	---

	$19,566	$489	$(2)

The following table sets forth the maturities of debt securities at December 31, 2004 and the weighted-average yield (on a tax equivalent basis) on such securities.

Dollar amounts in thousands except per share data.

Fair Values	One Year or less	Remaining Over one to five years	Maturities Over five to ten years		Over ten years
TYPE OF SECURITY U.S. Government and government
sponsored entities	$509	$14,496	$1,976	$	---
Obligations of states and
political subdivisions	---	414	2,192		2,817
Corporate obligations	---	1,081	---		---
Mortgage-backed securities	---	1,055	4,546		12,958

Total	$509	$17,046	$8,714		$15,775

1.	Maturity for Mortgage-backed securities was determined using the contractual date of final principal payment. Equity securities with no contractual maturity were excluded from this table.

Weighted Average Yields	One Year or less	Remaining Over one to five years	Maturities Over five to ten years	Over ten years

TYPE OF SECURITY U.S. Government and government
sponsored entities	2.63%	3.29%	4.27%	---%
Obligations of states and
political subdivisions	---	2.81	3.59	3.73
Corporate obligations	---	6.01	---	---
Mortgage-backed securities	---	4.24	4.22	4.32
Total	2.63%	3.51%	4.07%	4.22%

2.
Computation of yields is based on amortized cost. Yields on non-taxable securities are not presented on a tax-equivalent basis. Equity securities with no contractual interest or dividends were excluded from the calculations underlying the data in this table.

The following table sets forth the amounts of Heartland’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. In addition, securities expected to be called by the issuer due to the current rate environment are included in the categories based on the expected call dates. Loans held for sale are included in the categories based on the expected sale date. This table does not necessarily indicate the impact of general interest rate movements on Heartland’s net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond Heartland’s control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated.

Dollar amounts in thousands except per share data.

	Within 3 Months	4 - 12 Months		1 - 5 years		Over 5 years		Total
Interest-earning assets:
Federal funds sold	$6,250	$	---	$	---	$	---	$6,250
Time deposits with other
Financial institutions	---		500		---		---	500
Securities	174		887		18,922		22,179	42,162
Loans held for sale	929		---		---		---	929
Loans	54,466		13,810		44,605		11,458	124,339
FHLB stock	667		---		---		---	667

Total interest-earning assets	62,486		15,197		63,527		33,637	174,847

Interest-bearing liabilities:
Interest bearing demand
and savings deposits	73,980		---		---		---	73,980
Time deposits	16,638		25,572		18,326		---	60,536
Repurchase Agreements	6,474		---		---		---	6,474
FHLB advances	1,000		2,000		1,000		---	4,000
Subordinated debentures	5,155		---		---		---	5,155

Total interest-bearing liabilities	103,247		27,572		19,326		---	150,145

Interest-earning assets less
Interest-bearing liabilities
	$(40,761)		$(12,375)		44,201		$33,637	$24,702

Cumulative interest-rate sensitivity gap	$(40,761)		$(53,136)		$(8,935)		$24,702

Cumulative interest-rate gap as a percentage of total interest earning assets	(23.31)%		(30.39)%		(5.11)%		14.13%

Dollar amounts in thousands except per share data.

CERTIFICATES OF DEPOSIT.        The following table presents the amount of Heartland’s certificates of deposit with principal balances greater than $100 by the time remaining until maturity as of December 31, 2004:

Maturity	At December 31, 2004
Three months or less	$16,638
Over 3 months to 6 months	10,089
Over 6 months to 12 months	15,483
Over 12 months	18,326

Total	$60,536

REPURCHASE AGREEMENTS.        The following table presents certain information pertaining to Heartland’s repurchase agreements:

	2004	2003	2002
Balance outstanding at December 31	$6,474	$7,812	$6,251
Maximum amount outstanding at any month-end	$6,661	$7,812	$7,364
Average balance outstanding	$5,416	$4,194	$4,855
Weighted average rate at December 31	0.85%	.60%	1.52%

ITEM 2.        DESCRIPTION OF PROPERTY

Heartland owns its home office at 420 North Morton Street, Franklin, Indiana. The facility is used as the main banking office and Heartland’s headquarters. The 5,700 square foot building was constructed prior to 1970 and underwent an extensive renovation in 1997 prior to the opening of Heartland.

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

ITEM 3.        LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, Heartland and the Bank are not party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

Dollar amounts in thousands except per share data.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Information required for this item is included in the section headed “COMMON STOCK.” in Exhibit 13 (the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004), which section is incorporated herein by reference. The description of legal and regulatory restrictions that limit the ability of the Bank to pay dividends to Heartland, and which therefore indirectly limit the ability of Heartland to pay dividends to its shareholders, that is included in Item 1 of this report, Description of Business, under the caption “Regulation and Supervision of Heartland and the Bank”, is incorporated herein by reference.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Information required for this item is included in the section headed “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” in Exhibit 13 (the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004), which section is incorporated herein by reference.

ITEM 7.        FINANCIAL STATEMENTS

Exhibit 13 (the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004) includes (following the page headed “FINANCIAL STATEMENTS”) the following items (each of which is incorporated herein by reference to the appropriate pages of Exhibit 13):

o   Report of Independent Registered Accounting Firm on consolidated financial statements.

o   Consolidated Balance Sheets at December 31, 2004 and 2003.

o   Consolidated Statements of Income for the years ended December 31, 2004 and 2003.

o   Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004 and 2003.

o   Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003.

o   Notes to consolidated financial statements.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL
DISCLOSURE

None

ITEM 8A.        CONTROLS AND PROCEDURES

As of December 31, 2004, Heartland carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, Heartland’s principal executive officer and principal financial officer concluded that Heartland’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Heartland’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in Heartland’s internal control over financial reporting that occurred during Heartland’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Heartland’s internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

None.

PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers of Heartland is included in the section headed “Election of Directors” in Exhibit 99.1, the 2005 Proxy Statement of Heartland, which section is incorporated herein by reference. Additional information relating to non-director executive officers is listed below. The position and principal occupation of each of such executive officers has been the same for at least the last five years, except as indicated below.

Executive Officers:

R.Trent McWilliams
Vice President, Business Development of the Bank
Age 53

Jeffery D. Joyce
Vice President and Chief Financial Officer of Heartland and the Bank
Age 34

Jacqueline McNeelan
Senior Vice President of the Bank (1)
Age 48

[1]
Prior to becoming Chief Credit Officer of the Bank in March 2005, Mrs. McNeelan served in various positions at The Huntington National Bank in Indianapolis, Indiana from November 1999 to March 2005, most recently as Vice President and Senior Commercial Portfolio Manager.

Section 16(a) Compliance:

Heartland has no class of equity securities registered with the Commission under Section 12 of the Securities Exchange Act of 1934, as amended, and Section 16(a) is therefore inapplicable to its securities.

Code of Ethics:

The Board of Directors of Heartland has adopted a Code of Ethics that constitutes a “code of ethics” as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002. Heartland will provide to any person without charge a copy of its Code of Ethics, if such person submits a written request to the attention of Jeff Joyce.

Audit Committee Financial Expert:

The Board of Directors of Heartland has determined that Patrick A Sherman, a member of its Audit Committee, is an “audit committee financial expert” as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that Mr. Sherman qualifies as “independent,” as that term is defined by applicable SEC rules and by the Marketplace Rules of The NASDAQ Stock Market, Inc., for purposes of determining the independence of members of audit committees of companies (unlike Heartland) whose securities are listed on the National Market System of NASDAQ.

ITEM 10.        EXECUTIVE COMPENSATION

Information relating to compensation of Heartland’s executive officers and Directors is included under the captions “Executive Compensation” and “Election of Directors – Compensation of Directors” in Exhibit 99.1, the 2005 Proxy Statement of Heartland, which sections are incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In tabular format, the information required by Item 403 of Regulation S-B with respect to persons who are known (based solely upon information publicly filed by such beneficial owners with the Securities and Exchange Commission in certain beneficial ownership statements on Schedule 13D or 13G described below, some of which statements have not been updated for a lengthy time and may not continue to be accurate) to Heartland to be the beneficial owner of more than five percent of Heartland’s common shares (based on amount of shares reported as beneficially owned by each such person as of varying dates, but number of shares outstanding as of March 29, 2005) is as follows:

Title of Class	Name and Address of Beneficial Owner	Amount of Nature of Beneficial Ownership	Percent of Class

Common	Hot Creek Investors, LP Hot Creek Capital, LLC David M. W. Harvey 6900 South McCarran Boulevard, Suite 3040 Reno, Nevada 89509	91,500	6.50%

Common	Riggs Partners, LLC Philip Timyan 3045 Central Avenue Wester Springs, IL 30538	98,353	6.99%

Common	Jeffrey A. Miller Eric D. Jacobs Miller & Jacobs Capital, L.L.C. P.O. Box 26039 Gallows Bay Station Christiansted, St. Croix, USVI 00824	85,883	6.10%

Common	Tontine Financial Partners, L.P. Tontine Management, L.L.C. Jeffrey L. Gendell 55 Railroad Avenue, Third Floor Greenwich, Connecticut 06830	77,200	5.48%

Common	Millenco, L.P. Millennium Management, L.L.C. Israel Englander 666 Fifth Avenue New York, New York 10103	119,955	8.52%

According to a Schedule 13G amendment filed February 17, 2005 by Hot Creek Investors, L.P., Hot Creek Capital, LLC and David M. W. Harvey, all securities beneficially owned by them were held by Hot Creek Investors, L.P. (“Hot Creek”). Hot Creek Capital, LLC and David M. W. Harvey stated that they were joining in the Schedule 13G because they exercised voting and investment power over the shares held by Hot Creek.

According to a Schedule 13D amendment filed as of December 18, 2002 by Riggs Partners, LLC, and Philip Timyan, all securities beneficially owned by them were held by Riggs Partners, LLC (“Riggs”). Philip Timyan stated that he was joining in the Schedule 13D because he exercised voting and investment power over the shares held by Riggs.

According to a Schedule 13D filed May 12, 2003 by Tontine Financial Partners, L.P., Tontine Management, L.L.C. and Jeffrey L. Gendell, all securities beneficially owned by them were held by Tontine Financial Partners, L.P. (“Tontine”). Tontine Management, L.L.C. and Jeffrey L. Gendell stated that they were joining in the Schedule 13D because they exercised voting and investment power over the shares held by Tontine.

According to a Schedule 13G amendment filed February 18, 2005 by Jeffery Miller and Eric Jacobs, and Miller & Jacobs Capital, L.L.C., Mr. Miller and Mr. Jacobs do not directly hold any shares, but did indirectly beneficially own 85,883 shares of Common Stock in their capacity as (i) the sole managers and members of Miller & Jacobs Capital, L.L.C., a Virgin Islands limited liability company (“MJC”), which in turn (a) provides discretionary investment management services to Acadia Fund I, L.P., a Delaware limited partnership (“Acadia LP”), (b) serves as a sub-advisor with discretionary investment advisory authority for Acadia Life International, a Bermuda corporation, and (c) serves as a sub-advisor with discretionary investment advisory authority for Avant Garde Investment, Ltd., a British Virgin Islands corporation; (ii) the sole managers of Cerulean Investment Management, L.L.C., a Delaware limited liability company, which in turn serves as investment manager for Cerulean Partners, Ltd., an exempt company incorporated in the Cayman Islands; and (iii) the sole members and managers of Acadia Fund I, LLC, a Delaware limited liability company, which in turn serves as the general partner for Acadia Fund I, GP, L.P., a Delaware limited partnership, which in turn serves as general partner for Acadia LP. Jeffery Miller and Eric Jacobs stated that they were filing the Schedule 13G because they exercised voting and investment power over the shares held by Acadia LP.

According to a Schedule 13G filed February 14, 2005 by Millenco, L.P., Millennium Management, L.L.C. and Israel A. Englander, all securities beneficially owned by them were held by Millenco, L.P. (“Millenco”). Millennium Management, L.L.C. and Israel A. Englander stated that they were joining in the Schedule 13G because they exercised voting and investment power over the shares held by Millenco.

Equity Compensation Plan Information

At December 31, 2004, the Company maintained three stock option plans under which it had authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1997 employee plan (under which new options may be granted through 2007); its 1997 non-employee director plan (under which no new options may be granted after September 2002); and its 2003 non-employee director plan. The two 1997 plans were each approved by the requisite vote of the Company’s common shareholders in 1997 prior to the Company’s initial public offering of its common shares. Each of these plans was amended in 1999 by the Board of Directors to increase the number of common shares available for issuance under those plans; the amendment of the employee plan was submitted for approval by shareholders and was so approved by the requisite vote, and the amendment of the nonemployee director plan was not submitted for approval by the shareholders. The 2003 non-employee director plan was not submitted for approval by the shareholders. At December 31, 2004, the Company was not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements granted under the terms of one of the three option plans identified above. The following table sets forth information regarding these plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by
security holders	160,539	$9.07	28,304
Equity compensation plans not approved
by security holders	50,505	9.07	8,000

Total	211,044	$9.07	36,304

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the caption “EXECUTIVE COMPENSATION — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Exhibit 99.1, the 2005 Proxy Statement of Heartland, which section is incorporated herein by reference.

ITEM 13.        EXHIBITS

The Exhibits described in the Exhibit List immediately following the “Signatures” pages of this report (which Exhibit List is incorporated herein by reference) are hereby filed as part of this report.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.     Crowe Chizek and Company LLC (“Crowe Chizek”) has audited Heartland’s financial statements for the calendar years 2004 and 2003 that are included in this report as filed with the Securities and Exchange Commission (SEC). Crowe Chizek has reviewed Heartland’s unaudited financial statements that were included in its quarterly reports on Form 10-QSB, which reports were filed with the SEC during the years 2004 and 2003. Heartland has paid, or expects to pay, fees (including cost reimbursements) to Crowe Chizek for these audit and review services of $69,060 for 2004 and $43,700 for 2003.

Audit-Related Fees.    Heartland has paid fees (including cost reimbursements) to Crowe Chizek for audit-related services rendered during 2004 and 2003 of $2,740 for 2004 and $525 for 2003. These services included assistance with SEC matters in 2004 and 2003.

Tax Fees.     Heartland has paid fees (including cost reimbursements) to Crowe Chizek for tax services rendered during 2004 and 2003 of $7,300 for 2004 and $7,350 for 2003. For both years, these services included tax return preparation and assistance with estimated tax matters.

All Other Fees.    Heartland has paid, fees (including cost reimbursements) to Crowe Chizek for all other services rendered during 2004 and 2003 of $41,490 for 2004 and $3,325 for 2003. For 2004 these services included fess for consulting services to assist management with merger and acquisition related issues and assistance with implementing Section 404 of the Sarbanes-Oxley Act, including software with a framework of templates. For 2003 these services included corporate structuring and strategic planning consulting services.

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

Audit Committee Consideration of Independence of Independent Accountant.    Crowe Chizek has provided to the Audit Committee of the Board the written disclosures required by Independence Standards Board No. 1 (Independence Discussions with Audit Committees), and the Audit Committee has discussed with Crowe Chizek that firm’s independence. The Audit Committee also considered whether Crowe Chizek’s provision of non-audit services to the Corporation, as described in this Item 14, is compatible with maintaining that firm’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

By:  /s/ Steven L. Bechman

Date:  March 29, 2005

Steven L. Bechman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

By:  /s/ Steven L. Bechman
Steven L. Bechman, Chief Executive Officer and President; Director
(principal executive officer)

By:  /s/ Gordon Dunn
Gordon Dunn, Director

By:  /s/ Sharon Acton
Sharon Acton, Director

By:  /s/ Jeffrey L. Goben
Jeffrey L. Goben, Director

By:  /s/ J. Michael Jarvis
J. Michael Jarvis, Director

By:  /s/ John Norton
John Norton, Director

By:  /s/ Patrick A. Sherman
Patrick A. Sherman, Director

By:  /s/ Jeffery D. Joyce
Jeffery D. Joyce, Chief Financial Officer (principal financial and accounting officer)	March 29, 2005 March 29, 2005 March 29, 2005 March 29, 2005 March 29, 2005 March 29, 2005 March 29, 2005 March 29, 2005

EXHIBIT LIST

The following exhibits are filed as part of this Report. Exhibits 10.1 through and including 10.15 are management contracts or compensatory plans or arrangements that are required to be filed as exhibits to this Report.

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc.. This exhibit is incorporated by reference to Exhibit 3.1 in the Registration Statement on Form SB-2, filed July 28, 1997, as amended, (“Form SB-2”).

3.2	Amended and Restated Bylaws of Heartland Bancshares, Inc. This exhibit is incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 2003.
4.1
Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent. This exhibit is incorporated by reference to Exhibit 4.01 to Form 8-K filed June 30, 2000.

4.2
Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc. This exhibit is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.

4.3
Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000. This exhibit is incorporated by reference to Exhibit 3.01 to Form 8-K filed June 30, 2000.

10.1	1997 Stock Option Plan, as amended.
10.2
1997 Stock Option Plan for Nonemployee Directors, as amended January 1999 and January 2003. This exhibit is incorporated by reference to Exhibit 10.2 to Form 10-KSB for the year ended December 31, 2003.

10.3	Deferred Compensation Master Plan Agreement dated as of April 1, 2004. This exhibit is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2004.
10.4
Split Dollar Endorsement Agreement dated as of April 1, 2004 between Heartland Community Bank and Steven L. Bechman. This exhibit is incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2004.

10.5
Split Dollar Endorsement Agreement dated as of April 1, 2004 between Heartland Community Bank and Jeffrey L. Goben. This exhibit is incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2004.

10.6
Split Dollar Endorsement Agreement dated as of April 1, 2004 between Heartland Community Bank and John M. Morin. This exhibit is incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2004.

10.7
Split Dollar Endorsement Agreement dated as of April 1, 2004 between Heartland Community Bank and Jeffery D. Joyce. This exhibit is incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for quarter ended June 30, 2004.

10.8	2003 Stock Option Plan for Nonemployee Directors. This exhibit is incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on the Form 10-KSB for year ended December 31, 2002.
10.9	Form of grant under 2003 Stock Option Plan for Nonemployee Directors.
10.10	Form of grant under 1997 Stock Option Plan.
10.11
Change in Control Agreement dated as of July 19, 2004, between Heartland Bancshares, Inc., and Steven L. Bechman. This exhibit is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for quarter ended September 30, 2004.

10.12
Change in Control Agreement dated as of July 19, 2004, between Heartland Bancshares, Inc., and Jeffrey L. Goben. This exhibit is incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for quarter ended September 30, 2004.

10.13
Change in Control Agreement dated as of July 19, 2004, between Heartland Bancshares, Inc., and John M. Morin. This exhibit is incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for quarter ended September 30, 2004.

10.14
Change in Control Agreement dated as of July 19, 2004, between Heartland Bancshares, Inc., and Jeffery D. Joyce. This exhibit is incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for quarter ended September 30, 2004.

10.15
Description of Director Compensation Arrangements. Information relating to terms of compensation of Heartland’s Directors is included under the captions “Executive Compensation” and “Election of Directors – Compensation of Directors” in Exhibit 99.1, the 2005 Proxy Statement of Heartland, which sections are incorporated herein by reference.

10.16
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

10.17
Stock Option Agreement, dated August 31, 2004, between Heartland Bancshares, Inc, as option issuer, and Blue River Bancshares, Inc., as option grantee. The copy of this exhibit filed as Exhibit 10.1 to the Current Report on Form 8-K of Heartland Bancshares, Inc., filed September 7, 2004 is incorporated herein by reference.

10.18
Stock Option Agreement, dated August 31, 2004, between Heartland Bancshares, Inc., as option grantee, and Blue River Bancshares, Inc., as option issuer. The copy of this exhibit filed as Exhibit 10.1 to the Form 8-K Current Report filed by Blue River Bancshares, Inc. (SEC File Number: 000-24501), on September 7, 2004 is incorporated by reference.

10.19
Termination Agreement, dated February 10, 2005, by and among Blue River Bancshares, Inc., Shelby County Bank, Heartland Bancshares, Inc. and Heartland Community Bank. This exhibit is incorporated by reference to Exhibit 10.01 to Form 8-K filed February 11, 2005.

13
The Issuer’s Annual Report to Shareholders for the year ended December 31, 2004. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Issuer disclaims that this exhibit is “filed” or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.

21	Subsidiaries of the Issuer and names under which the Issuer is doing business
23	Consent of Crowe Chizek and Company LLC
31.1	Section 302 Certification for President and Chief Executive Officer
31.2	Section 302 Certification for Chief Financial Officer
32.1	Section 906 Certification for President and Chief Executive Officer
32.2	Section 906 Certification for Chief Financial Officer
99.1
The Issuer’s 2005 Proxy Statement. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Issuer disclaims that this exhibit is “filed” or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.

99.2
Form of Proxy for 2005 Annual Meeting. As permitted by paragraph (b) under Supplemental Information requirements applicable to Section 15(d) filers, and except to the extent specifically incorporated herein by reference, the Registrant disclaims that this exhibit is “filed” or subject to the liabilities of Section 18 of the Exchange Act or other liabilities.