Form 10QSB
period 2005-03-31
HEARTLAND BANCSHARES INC /IN/
filed 2005-05-16
CIK 1042905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to .	.

Commission file number: 33332245

Heartland Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

35-2017085	Indiana

(I.R.S. Employer Identification Number)	(State or other jurisdiction of incorporation or organization)

420 North Morton Street, P.O. Box 469, Franklin, Indiana 46131

(Address of principal executive offices)

(317)738-3915

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of May 13, 2005, the latest practicable date, 1,410,346 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS
Cash and due from banks	$11,280	$5,771
Federal funds sold	8,801	6,250

Total cash and cash equivalents	20,081	12,021
Time deposits with other financial institutions	500	500
Securities available-for-sale	40,497	42,162
Loans held for sale	1,581	929
Loans, net of allowance of $2,436 and $2,491	124,979	121,848
Premises and equipment, net	2,313	2,354
Federal Home Loan Bank stock	675	667
Cash surrender value of life insurance	2,525	2,500
Accrued interest receivable and other assets	3,151	2,856

	$196,302	$185,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$25,089	$21,146
Interest-bearing demand and savings deposits	80,823	73,980
Interest-bearing time deposits	59,486	60,536

Total deposits	165,398	155,662
Repurchase agreements	6,264	6,474
Other borrowings	5,000	4,000
Subordinated debentures	5,155	5,155
Accrued interest payable and other liabilities	883	1,040

	182,700	172,331

Shareholders' equity
Common stock, no par value: 10,000,000 shares
authorized; 1,407,646 and 1,394,172 shares
issued and outstanding	1,394	1,394
Additional paid-in capital	11,501	11,361
Retained earnings	1,095	782
Accumulated other comprehensive loss	(388)	(31)

	13,602	13,506

	$196,302	$185,837

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months ended March 31, 2005 and 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	2005	2004
Interest income
Loans, including fees	$2,067	$1,826
Securities:
Taxable	343	293
Non-taxable	48	35
Other	36	23

	2,494	2,177

Interest expense
Deposits	564	452
Repurchase agreements	17	9
Other borrowings	110	84

	691	545

Net interest income	1,803	1,632
Provision for loan losses	60	(200)

Net interest income after provision for loan losses	1,743	1,832

Noninterest income
Deposit service charges and fees	212	205
Commissions on investment sales	154	101
Gain on sale of loans, net	76	86
Other	54	88

	496	480

Noninterest expense
Salaries and employee benefits	965	1,048
Occupancy and equipment, net	182	186
Data processing	201	202
FDIC insurance	18	15
Professional fees	169	83
Other	234	238

	1,769	1,772

Income before income taxes	470	540
Income taxes	157	191

Net income	$313	$349

Basic earnings per share	$.22	$.25

Diluted earnings per share	$.22	$.24

Comprehensive income (loss)	$(44)	$474

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2005 and 2004
(Dollar amounts in thousands)
(Unaudited)

	2005	2004

Cash flows from operating activities
Net income	$313	$349
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	91	105
Origination of loans held for sale	(5,692)	(6,113)
Proceeds from sales of loans held for sale	5,116	5,703
Gain on sale of loans held for sale	(76)	(86)
Gain on sale of other real estate	--	(41)
FHLB stock dividend	(8)	(9)
Provision for loan losses	60	(200)
Increase in cash surrender value of life insurance	(25)	(23)
Change in assets and liabilities:
Accrued interest receivable and other assets	78	21
Accrued interest payable and other liabilities	(157)	(77)

Net cash from operating activities	(300)	(371)

Cash flows from investing activities
Purchase of securities available-for-sale	(1,996)	(12,785)
Proceeds from sales, calls and maturities of
securities available-for-sale	3,051	11,430
Loans made to customers, net of payments collected	(3,316)	(2,260)
Proceeds from the sale of other real estate	--	936
Net purchases of property and equipment	(27)	(32)

Net cash from investing activities	(2,288)	(2,711)

Cash flows from financing activities
Net change in deposit accounts	9,736	4,319
Net change in repurchase agreements	(210)	(2,514)
Proceeds from issuance of common stock	122	--
Repayments of FHLB advances	(1,000)	--
Proceeds from FHLB advances	2,000	1,000

Net cash from financing activities	10,648	2,805

Net change in cash and cash equivalents	8,060	(277)

Cash and cash equivalents at beginning of period	12,021	10,717

Cash and cash equivalents at end of period	$20,081	$10,440

See accompanying notes.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Dollar amounts in thousands)
(Unaudited)

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
MARCH 31, 2005
(Dollar amounts in thousands)
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the three month periods ended March 31, 2005 and 2004.

	2005	2004
Net income as reported	$ 313	$ 349
Deduct: Stock-based compensation expense
determined under fair value based method	3	4

Pro forma net income	$ 310	$ 345

Basic earnings per share as reported	$ .22	$ .25
Pro forma basic earnings per share	$ .22	$ .25

Diluted earnings per share as reported	$ .22	$ .24
Pro forma diluted earnings per share	$ .21	$ .24

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

NOTE 2 - GENERAL

These financial statements were prepared in accordance with the Securities and Exchange Commission instructions for Form 10-QSB and for interim periods and do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. These financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Dollar amounts in thousands)
(Unaudited)

NOTE 3 - PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share.

	Three months ended March 31,
	2005	2004

Basic earnings per share
Net income	$313	$349
Weighted average shares outstanding	1,396,717	1,394,172

Basic earnings per share	$.22	$.25

Diluted earnings per share
Net income	$313	$349
Weighted average shares outstanding	1,396,717	1,394,172
Dilutive effect of assumed exercise of
stock options	48,774	31,906

Diluted average shares outstanding	1,445,491	1,426,078

Diluted earnings per share	$.22	$.24

All outstanding stock options were considered dilutive for three months ended March 31, 2005 and 2004.

NOTE 4 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

The Bank and the Corporation are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The prompt corrective action regulations of the FDIC are applicable to the Bank and provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Dollar amounts in thousands)
(Unaudited)

NOTE 4 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continuted)

At March 31, 2005 and December 31, 2004, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005 — Bank
Total capital
(to risk weighted assets)	$19,217	14.04%	$10,948	8%	$13,684	10%
Tier 1 capital
(to risk weighted assets)	17,498	12.79	5,474	4	8,210	6
Tier 1 capital
(to average assets)	17,498	9.52	7,350	4	9,187	5

March 31, 2005 — Corporation
Total capital
(to risk weighted assets)	$20,709	15.09%	$10,976	8%	N/A
Tier 1 capital
(to risk weighted assets)	18,653	13.60	5,488	4	N/A
Tier 1 capital
(to average assets)	18,653	10.13	7,365	4	N/A

December 31, 2004 — Bank
Total capital
(to risk weighted assets)	$18,737	14.29%	$10,488	8%	$13,110	10%
Tier 1 capital
(to risk weighted assets)	17,088	13.04	5,244	4	7,866	6
Tier 1 capital
(to average assets)	17,088	8.93	7,652	4	9,564	5

December 31, 2004 — Corporation
Total capital
(to risk weighted assets)	$20,185	15.36%	$10,512	8%	N/A
Tier 1 capital
(to risk weighted assets)	18,048	13.74	5,256	4	N/A
Tier 1 capital
(to average assets)	18,048	9.48	7,666	4	N/A

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2005
(Dollar amounts in thousands, except per share data)

Item 2. Management’s Discussion and Analysis or Plan of Operation

INTRODUCTION

The following discussion focuses on the financial condition at March 31, 2005 compared to December 31, 2004 and the results of operations for the three month period ended March 31, 2005 in comparison to the three month period ended March 31, 2004 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes and the consolidated financial statements and other financial data, and the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in Heartland’s December 31, 2004 Annual Report on Form 10-KSB.

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

MANAGEMENT OVERVIEW

During the quarter ended March 31, 2005, Heartland recorded increased net interest income and non-interest income. Net interest income increased primarily due to higher levels of interest earning assets, primarily loans. Non-interest income increased due to higher deposit service charges and fees and higher commissions on investment sales. Provision for loan losses was $60 for the three months ended March 31, 2005 compared to $(200) for the same period in 2004. The negative provision in 2004 was due to net loan recoveries in that period. Net income declined due to the difference in provision for loan losses.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2005
(Dollar amounts in thousands, except per share data)

FINANCIAL CONDITION

Total assets at March 31, 2005 were $196,302 an increase of $10,465 or 5.63% from the December 31, 2004 total assets of $185,837.

Net loans were $124,979 at March 31, 2005, an increase of $3,131 or 2.57%, from the December 31, 2004 total of $121,848. New loan originations are influenced by loan demand and underwriting standards.

Securities available for sale decreased $1,665 or 3.95% from $42,162 at December 31, 2004 to $40,497 at March 31, 2005. Cash and cash equivalents increased by $8,060 as Heartland invested in federal funds during the period.

Total deposits increased $9,736 to $165,398 at March 31, 2005, or 6.25%, from $155,662 at December 31, 2004. The increase was primarily a result of one depositor increasing its interest bearing demand account by $7,000 from December 31, 2004 to March 31, 2005. Management does not expect the increased $7,000 deposit balance to remain in the Bank long term.

Repurchase agreements decreased by $210 from $6,474 at December 31, 2004 to $6,264 at March 31, 2005. The repurchase agreements operate on a daily sweep arrangement with a depositor’s checking account. Therefore the balances fluctuate daily.

Other borrowings increased by $1,000 from December 31, 2004 to March 31, 2005 due to one new Federal Home Loan Bank Advance maturing August 5, 2005 with a quarterly adjustable interest rate. The interest rate is determined by adding a spread of .12% to the three month LIBOR.

Heartland’s total equity to total asset ratio was 6.93% and 7.27% at March 31, 2005 and December 31, 2004. Book value (shareholders’ equity) per common share of Heartland was $9.66 at March 31, 2005 compared to $9.69 at December 31, 2004. The change in book value per common share resulted from the total comprehensive loss for the three months ended March 31, 2005 and the issuance of 13,474 new common shares as a result of exercised stock options.

RESULTS OF OPERATIONS

Heartland recorded net income of $313 for the three months ended March 31, 2005 compared to net income of $349 for the three months ended March 31, 2004. The change in net income was due to a $260 increase in provision for loan losses, partially offset by a $171 increase in net interest income, a $16 increase in noninterest income, a $3 decrease in noninterest expense and a $34 decrease in income taxes.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2005
(Dollar amounts in thousands, except per share data)

Interest income for the three months ended March 31, 2005 was $2,494, compared to $2,177 for the three months ended March 31, 2004. Interest income increased $237 due to higher average balances of interest earning assets, including a $200 increase due to higher average balances of loans and a $35 increase due to higher volumes of taxable securities. Interest income increased $80 due to higher average interest rates on interest earning assets, including $42 increase due to increases in average loan interest rates, a $16 increase due to higher average taxable securities rates, a $3 increase due to higher average non-taxable securities rates and a $19 increase due to higher average rates on other interest earning assets.

Interest expense during the three months ended March 31, 2005 was $691. Interest expense of $545 was incurred during the three months ended March 31, 2004. Interest expense increased $50 due to higher average balances of interest bearing liabilities, including $34 due to higher volumes of time deposit accounts. Interest expense increased $97 due to increases in average rates paid on interest bearing liabilities, including a $54 increase due to higher average rates on interest-bearing demand and savings deposits.

Net interest income increased $171, 10.48%, including a $188 increase due to changes in average volumes of interest earning assets and interest bearing liabilities, partially offset by a $17 decline due to changes in average rates on interest earning assets and interest bearing liabilities.

Provision for loan loss expense was recorded in the amount of $60 during the three month period ended March 31, 2005 compared to $(200) recorded during the three months ended March 31, 2004. Heartland recorded net loan charge-offs of $115 during the three months ended March 31, 2005 compared to net recoveries of $265 during the three months ended March 31, 2004. Nonperforming loans at March 31, 2005 total $3,051 compared to $1,495 at December 31, 2004. The allowance for loan losses was 1.91% of gross loans at March 31, 2005 and 79.84% of non-performing loans.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Specific allocations totaled $1,236 at March 31, 2005 compared to $1,336 at December 31, 2004. The decline is due to $114 of charge-offs and $14 increase in allocations due to deteriorations in expected repayment of certain loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions, our own loss history, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. Total allocation to pools of loans was $1,200 at March 31, 2005 and was $1,155 at December 31, 2004. The increase is due to $83 additional allocation due to increases in balances partially offset by $35 decrease in allocation due to improvements in internal evaluation of repayment ability of loans within the pools and general economic considerations, and $3 in net charge-offs.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2005
(Dollar amounts in thousands, except per share data)

Non-interest income was $496 for the three months ended March 31, 2005 compared to $480 for the three months ended March 31, 2004. The increase is primarily due to a $53 increase in commissions on investment sales, which increased due to higher volumes of investment sales. The higher volumes of investment sales were partially caused by the reinvestment of funds liquidated from existing investments in fixed rate annuities after the company issuing the annuities became insolvent. The increase in non-interest income was limited to $16 due to a $10 decline in gain on sale of loans and a $34 decline in other non-interest income. Gain on sale of loans declined due to the higher interest rate environment in 2005 compared to 2004, which resulted in lower volumes of refinanced mortgages. Other non-interest income declined due to $41 of gains on sale of other real estate recorded in the first quarter 2004 compared to $0 in 2005.

Salaries and benefits expense was $965 for the three months ended March 31, 2005 compared to $1,048 for the three months ended March 31, 2004. The decrease in salaries and benefits expense is due to a reduction in staff and the loss of two loan officers who resigned in January 2005 and were replaced in April 2005.

Professional fees increased from $83 for the first quarter 2004 to $169 for the first quarter 2005 due to $74 of expenses related to a terminated merger agreement in 2005 and higher legal and accounting fees due to increased costs associated with being a public company.

The remaining non-interest expenses during the three months ended March 31, 2005 and during the three months ended March 31, 2004 relate to various other items such as occupancy, data processing, printing, supplies, postage, advertising, insurance and training. The increase is primarily due to the costs associated with higher loan volumes and higher volumes of investment sales.

Income taxes were $157 for the three months ended March 31, 2005 compared to $191 for the same period in 2004. The decrease is due to decreased income before taxes. The effective tax rate declined to 33.40% in 2005 from 35.37% in 2004 due to higher interest income on tax exempt securities and higher increase in cash surrender value of life insurance policies as a percentage of net income before taxes in 2005 compared to 2004.

CAPITAL RESOURCES

Shareholders’ equity totaled $13,602 at March 31, 2005, compared to $13,506 at December 31, 2004. The change is attributable to $141 of additional paid in capital received for the sale of common shares issued in conjunction with the exercise of stock options, partially offset by the total comprehensive loss for the three months ended March 31, 2005. As of March 31, 2005, 1,407,646 shares of common stock were issued and outstanding. See Note 4 to the consolidated financial statements regarding regulatory capital.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2005
(Dollar amounts in thousands, except per share data)

LIQUIDITY

Liquidity management for the Bank focuses on the ability to keep funds available to meet the requirements of withdrawals of depositors and funding of new loans and investments. The primary source of liquidity for the Bank is the receipt of new deposits. The Bank has the ability to borrow Federal funds from other commercial banks on a daily basis. Such borrowings are secured by investment securities. The Bank also has the ability to borrow from the Federal Home Loan Bank of Indianapolis with various repayment terms ranging from 1 day to 15 years. Such borrowings would be secured by specific mortgage loans and investment securities in the Bank’s portfolio. The Bank manages liquidity through the use of deposits with other financial institutions, Federal Funds and investment securities.

Heartland, the parent company of the Bank, expects to rely upon dividends from the Bank as the source of its funds to meet its obligations of the $5,155 in subordinated debentures. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland’s payment of its subordinated debentures. Heartland would be required to defer distributions on the subordinated debentures (which Heartland may do without default under the indenture for a period not to exceed 20 consecutive quarters) or obtain alternative sources of funds to satisfy its obligations. At March 31, 2005, Heartland had sufficient liquid assets to pay interest due on the subordinated debentures during 2005.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2005
(Dollar amounts in thousands, except per share data)

FORWARD-LOOKING STATEMENTS

Heartland from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Corporation’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Corporation's financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "will," "would," "could," "should", "intend," "project," "estimate," "believe" or "anticipate," or similar expressions.

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

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2005
(Dollar amounts in thousands, except per share data)

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Corporation that are expressed or implied by any forward-looking statement. Uncertainties that could cause the Corporation’s actual results, asset quality, and financial condition to vary materially from those expressed or implied by any forward-looking statement include unknown future direction, timing and magnitude of changes in interest rates; the effects of changes in competitive conditions; acquisitions of other businesses by the Corporation and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; inflation; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board; changes in accounting principles and interpretations; the possibility of adverse results or settlements in connection with legal claims or proceedings, regardless of the merits of Heartland's defenses to such claims or in such proceedings; and legislative and regulatory actions and reforms.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MARCH 31, 2005
(Dollar amounts in thousands, except per share data)

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

There was no change in Heartland’s internal control over financial reporting that occurred during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Heartland’s internal control over financial reporting.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
PART II

Item 6 — Exhibits and Reports on Form 8-K:

The exhibits listed on the Exhibit Index which immediately follows the signature page to this report are incorporated herein by reference.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND BANCSHARES, INC.
(Registrant)

Date: 05/16/05	/s/ Steven L. Bechman Steven L. Bechman President and Chief Executive Officer

Date: 5/16/05	/s/ Jeffery D. Joyce Jeffery D. Joyce Chief Financial Officer

EXHIBIT INDEX

Exhibit NO.	Description

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