Form 10QSB
period 2005-06-30
HEARTLAND BANCSHARES INC /IN/
filed 2005-08-15
CIK 1042905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______________________ to ___________________________.

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

Yes           No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of August 13, 2005 the latest practicable date, 1,411,446 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format      Yes          No

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Dollar amounts in thousands)

	June 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Cash and due from banks	$11,370	$5,771
Federal funds sold	5,291	6,250

Total cash and cash equivalents	16,661	12,021

Time deposits with other financial institutions	500	500
Securities available-for-sale	42,638	42,162
Loans held for sale	1,657	929
Loans, net of allowance of $2,180 and $2,491	128,522	121,848
Premises and equipment, net	2,283	2,354
Federal Home Loan Bank (FHLB) stock	681	667
Cash surrender value of life insurance	2,552	2,500
Accrued interest receivable and other assets	2,734	2,856

	$198,228	$185,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$21,486	$21,146
Interest-bearing demand and savings deposits	70,249	73,980
Interest-bearing time deposits	68,257	60,536

Total deposits	159,992	155,662
Short-term borrowings	6,987	6,474
Other borrowings	11,000	4,000
Subordinated debentures	5,155	5,155
Accrued interest payable and other liabilities	946	1,040

	184,080	172,331

Shareholders' equity
Common stock, no par value: 10,000,000 shares
authorized; 1,411,446 and 1,394,172 shares
issued and outstanding	1,394	1,394
Additional paid-in capital	11,539	11,361
Retained earnings	1,391	782
Accumulated other comprehensive income (loss)	(176)	(31)

	14,148	13,506

	$198,228	$185,837

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three and six months ended June 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans, including related fees	$2,173	$1,871	$4,241	$3,697
Securities:
Taxable	358	311	701	588
Non-taxable	60	47	108	82
Other	56	29	91	52

	2,647	2,258	5,141	4,419

Interest expense
Deposits	667	444	1,230	880
Short-term borrowings	22	6	39	15
Other borrowings	130	89	241	173

Total interest expense	819	539	1,510	1,068

Net interest income	1,828	1,719	3,631	3,351
Provision for loan losses	75	--	135	(200)

Net interest income after
provision for loan losses	1,753	1,719	3,496	3,551

Noninterest income
Service charges and fees	235	179	447	348
Investment commissions	86	96	240	197
Gain on sale of loans held
for sale, net	118	163	194	249
Other	46	108	100	196

	485	546	981	990

Noninterest expense
Salaries and employee benefits	1,000	1,027	1,964	2,074
Occupancy and equipment, net	187	182	369	367
Data processing	192	159	393	326
Professional fees	128	157	297	240
FDIC Insurance	4	16	22	31
Other	298	263	532	501

	1,809	1,804	3,577	3,539

Income before income taxes	429	461	900	1,002

Income tax expense	134	168	291	359

Net income	$295	$293	$609	$643

Basic earnings per share	$.21	$.21	$.43	$.46

Diluted earnings per share	$.21	$.20	$.42	$.45

Comprehensive income (loss)	$508	$(444)	$464	$31

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2005 and 2004
(Dollar amounts in thousands)
(Unaudited)

	2005	2004

Cash flows from operating activities
Net income	$609	$643
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	162	223
Origination of loans held for sale	(12,921)	(13,856)
Proceeds from sales of loans held for sale	12,369	14,672
Gain on sale of loans held for sale	(176)	(163)
(Gain)/Loss on sale and write-down of other
real estate	—	(89)
FHLB stock dividend	(14)	(15)
Provision for loan losses	135	(200)
Increase in cash surrender value of life insurance	(52)	(56)
Change in assets and liabilities:
Accrued interest receivable and other assets	247	(668)
Accrued interest payable and other liabilities	(94)	(145)

Net cash from operating activities	265	346

Cash flows from investing activities
Purchase of securities available-for-sale	(5,188)	(19,888)
Proceeds from sales, calls and maturities of
securities available-for-sale	4,462	13,505
Loans made to customers, net of payments collected	(7,318)	(2,822)
Proceeds from the sale of other real estate	463	1,278
Net purchases of property and equipment	(65)	(36)

Net cash from investing activities	(7,646)	(7,963)

Cash flows from financing activities
Net change in deposit accounts	4,330	15,597
Proceeds from other borrowings	8,000	1,000
Repayment of other borrowings	(1,000)	—
Net change in short-term borrowings	513	(4,943)
Proceeds from issuance of common stock	178	—

Net cash from financing activities	12,021	11,654

Net change in cash and cash equivalents	4,640	4,037

Cash and cash equivalents at beginning of period	12,021	10,717

Cash and cash equivalents at end of period	$16,661	$14,754

See accompanying notes.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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
JUNE 30, 2005
(Dollar amounts in thousands)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income as reported	$295	$293	$609	$643
Deduct: Stock-based
Compensation expense, net of
tax benefit, determined under
fair value based method	3	4	6	8

Pro forma net income	$292	$289	$603	$635

Basic earnings per share as reported	$.21	$.21	$.43	$.46
Pro forma basic earnings per Share	$.21	$.21	$.43	$.46
Diluted earnings per share as reported	$.20	$.20	$.42	$.45
Pro forma diluted earnings per share	$.20	$.20	$.42	$.45

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
JUNE 30, 2005
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

NOTE 3 — PER SHARE DATA

The following illustrates the computation of basic and diluted earnings per share.

	Three months ended June 30,
	2005	2004

Basic earnings per share
Net income	$295	$293

Weighted average shares outstanding	1,409,725	1,394,172

Basic earnings per share	$.21	$.21

Diluted earnings per share
Net income	$295	$293

Weighted average shares outstanding	1,409,725	1,394,172
Dilutive effect of assumed exercise of
stock options	47,036	41,788

Diluted average shares outstanding	1,456,761	1,435,960

Diluted earnings per share	$.20	$.20

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Dollar amounts in thousands)

NOTE 3 — PER SHARE DATA (Continued)

	Six months ended June 30,
	2005	2004

Basic earnings per share
Net income	$609	$643

Weighted average shares outstanding	1,403,257	1,394,172

Basic earnings per share	$.43	$.46

Diluted earnings per share
Net income	$609	$643

Weighted average shares outstanding	1,403,257	1,394,172
Dilutive effect of assumed exercise of
stock options	47,170	33,834

Diluted average shares outstanding	1,450,427	1,428,006

Diluted earnings per share	$.42	$.45

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Dollar amounts in thousands)

NOTE 4 — CAPITAL REQUIREMENTS AND REGULATORY MATTERS

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

At June 30, 2005 and December 31, 2004, the Bank was well-capitalized. Actual capital levels and minimum required levels were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2005 - Bank
Total capital
(to risk weighted assets)	$19,597	14.24%	$11,007	8%	$13,758	10%
Tier 1 capital
(to risk weighted assets)	17,872	12.99	5,503	4	8,255	6
Tier 1 capital
(to average assets)	17,872	9.35	7,644	4	9,555	5

June 30, 2005 - Corporation
Total capital
(to risk weighted assets)	$20,824	15.09%	$11,038	8%	N/A
Tier 1 capital
(to risk weighted assets)	19,099	13.84	5,519	4	N/A
Tier 1 capital
(to average assets)	19,099	9.98	7,654	4	N/A

December 31, 2004 - Bank
Total capital
(to risk weighted assets)	$18,737	14.29%	$10,488	8%	$13,110	10%
Tier 1 capital
(to risk weighted assets)	17,088	13.04	5,244	4	7,866	6
Tier 1 capital
(to average assets)	17,088	8.93	7,652	4	9,564	5

December 31, 2004 - Corporation
Total capital
(to risk weighted assets)	$20,185	15.36%	$10,512	8%	N/A
Tier 1 capital
(to risk weighted assets)	18,048	13.74	5,256	4	N/A
Tier 1 capital
(to average assets)	18,048	9.42	7,666	4	N/A

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005
(Dollar amounts in thousands, except per share data)

Item 2.    Management's Discussion And Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the financial condition at June 30, 2005 compared to December 31, 2004 and the results of operations for the three and six month periods ended June 30, 2005 in comparison to the three and six month periods ended June 30, 2004 of Heartland Bancshares, Inc. (Heartland).

This discussion should be read in conjunction with the interim financial statements and related footnotes included in this report on Form 10-QSB, and the consolidated financial statements and other financial data, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Heartland’s December 31, 2004 Annual Report on Form 10-KSB.

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

MANAGEMENT OVERVIEW

During the quarter ended June 30, 2005, Heartland recorded improved net income resulting from higher levels of interest earning assets including loans and securities. Deposits and other borrowings were increased in order to fund the higher levels of loans and securities. We revamped our commercial lending department in the second quarter by hiring a new senior lending officer and an experienced commercial lender. We also took advantage of the temporary decline in long term interest rates experienced in June by adding $6,000 of other borrowings to fund current and future loan growth. Non-performing assets increased during the quarter to $2,911, primarily due to the addition of two non-accrual loans totaling $937. Management has analyzed the expected future cash flows from those two loans and specific allocation of loan loss reserve has been allocated accordingly.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005
(Dollar amounts in thousands, except per share data)

FINANCIAL CONDITION

Total assets at June 30, 2005 were $198,228, an increase of $12,391 or 6.67% from the December 31, 2004 total assets of $185,837.

Net loans were $128,522 at June 30, 2005, an increase of $6,674, or 5.48%, from the December 31, 2004 total of $121,848. Net loans increased as a result of new loan originations and increases in existing loans in excess of repayments on loans. New loan originations are influenced by loan demand and underwriting standards.

Securities available for sale increased $476 or 1.13% from $42,162 at December 31, 2004 to $42,638 at June 30, 2005. The increase was a result of the investment of cash inflows from increases in deposits and from other sources partially offset by a $242 decline in market values of securities in the portfolio. Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates change.

Total deposits increased $4,330 to $159,992 at June 30, 2005, or 2.78%, from $155,662 at December 31, 2004.

Short-term borrowings increased by $513 to $6,987 at June 30, 2005 from $6,474 at December 31, 2004. Short-term borrowings consist of repurchase agreements at December 31, 2004 and June 30, 2005. The repurchase agreements operate on a daily sweep arrangement with a depositor’s checking account, therefore the balances fluctuate daily.

Other borrowings increased by $7,000 to $11,000 at June 30, 2005 from $4,000 December 31, 2004 due to the addition of $5,000 in term repurchase agreements and $2,000 of additional FHLB advances. The repurchase agreements have a June 2010 maturity, are callable by the purchaser in June 2007 and interest at a rate of 3.55%. FHLB advances are also included in other borrowings and represent $2,000 of the overall increase. Of the additional $2,000 in FHLB advances, $1,000 matures February 28, 2006 and bears interest at a rate equivalent to the three month LIBOR plus .12%, and $1,000 matures June 2, 2008 and bears interest at a fixed rate of 4.04%.

Non-performing assets totaled $2,911 or 1.47% of total assets at June 30, 2005 (an increase of $956 or 48.9% from December 31, 2004), and included $2,046 of non-accrual loans, $360 of loans greater than 90 days past due and still accruing and $505 of other real estate and repossessed assets.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005
(Dollar amounts in thousands, except per share data)

Heartland’s total equity to total asset ratio was 7.14% at June 30, 2005 compared to 7.27% at December 31, 2004. The decrease was due to the increase in total assets, partially offset by total comprehensive income for the six months ended June 30, 2005. Book value (shareholders’ equity) per common share of Heartland was $10.02 at June 30, 2005 compared to $9.69 at December 31, 2004. The change in book value per common share resulted primarily from the total comprehensive income for the six months ended June 30, 2005.

RESULTS OF OPERATIONS

Net Income

Heartland recorded net income of $295 for the three months ended June 30, 2005 compared to net income of $293 for the three months ended June 30, 2004. Heartland recorded net income of $609 for the six months ended June 30, 2005 compared to net income of $643 for the six months ended June 30, 2004. The change in net income for the three month period was due to a $109 increase in net interest income, and a $34 decrease in income tax expense, partially offset by a $75 increase in provision for loan losses, a $61 decrease in noninterest income and a $5 increase in non interest expense. The change in net income for the six month period was primarily due to a $280 increase in net interest income and a $68 decrease in income tax expense, partially offset by a $335 increase in provision for loan losses, a $9 decrease in noninterest income and a $38 increase in non-interest expenses.

Interest Income

Interest income for the three months ended June 30, 2005 was $2,647, compared to $2,258 for the three months ended June 30, 2004. Interest income for the six months ended June 30, 2005 was $5,141 compared to $4,419 for the six months ended June 30, 2004. For the three month period, interest income increased $206 due to higher average balances of interest earning assets, including a $200 increase due to higher average balances of loans, a $15 increase due to higher volumes of taxable securities and an $11 increase due to higher volumes of non-taxable securities, partially offset by a $20 decrease due to lower volumes of other interest earning assets. Interest income increased $183 due to higher average interest rates on interest earning assets, including $102 due to higher average loan interest rates, $32 due to higher average taxable securities rates, $3 due to higher average non-taxable securities rates and $46 due to higher average other interest earning asset rates.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005
(Dollar amounts in thousands, except per share data)

For the six month period, interest income increased $226 due to higher average balances of interest earning assets, including a $200 increase due to higher average balances of loans, a $28 increase due to higher volumes of taxable securities and a $10 increase due to higher volumes of non-taxable securities, partially offset by a $12 decline due to lower average balances of other interest earning assets. Interest income increased $496 due to higher average interest rates on interest earning assets, including $344 due to increases in average loan interest rates, a $85 increase due to higher average taxable securities rates, a $16 increase due to higher non-taxable securities rates and a $51 increase due to increases in average other interest earning assets rates.

Interest expense

Interest expense of $819 was incurred during the three months ended June 30, 2005 compared to interest expense during the three months ended June 30, 2004 of $539. Interest expense for the six months ended June 30, 2005 was $1,510 compared to $1,068 for the six months ended June 30, 2004. For the three month period, interest expense increased $42 due to higher average balances of interest bearing liabilities, including $11 due to higher average balances of transaction deposits, $16 due to higher average balances of time deposit accounts, $16 due to higher average balances of short term borrowings and $10 due to higher average balances of other borrowings. Interest expense increased $239 due to higher average rates paid on interest bearing liabilities, including a $99 increase due to higher average rates on transaction deposits, a $97 increase due to higher average rates on time deposits, a $12 increase due to higher average rates on short term borrowings, a $6 increase due to higher average rates on other borrowings and a $26 increase due to higher average rates on subordinated debentures.

For the six month period, interest expense increased $47 due to higher average balances of interest bearing liabilities, including $14 due to higher average balances of transaction deposits, $25 due to higher average balances of time deposit accounts, $3 due to higher average balances of short term borrowings and $5 due to higher average balances of other borrowings. Interest expense increased $395 due to increases in average rates paid on interest bearing liabilities, including a $162 increase due to higher rates on transaction accounts, a $148 increase due to higher average rates on time deposits, a $22 increase due to higher average rates on short-term borrowings, a $17 increase due to higher average rates on other borrowings and a $46 increase due to higher rates on subordinated debentures.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005
(Dollar amounts in thousands, except per share data)

Net interest income

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004, net interest income increased $109, 6.34%, including a $165 increase due to higher net average volumes of interest earning assets and interest bearing liabilities partially offset by a $56 decrease due to lower net average rates on interest earning assets and interest bearing liabilities. For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, net interest income increased $280, 8.36%, including a $179 increase due to higher net average balances of interest earning assets and interest bearing liabilities, and a $101 increase due to higher net average rates on interest earning assets and interest bearing liabilities.

Provision for loan losses

The provision for loan losses recorded during the three months ended June 30, 2005 was $75 compared to $0 for the three months ended June 30, 2004. Net charge-offs were $331 during the quarter ended June 30, 2005 and included $238 of commercial loan net charge-offs, $38 of residential mortgage loan net charge-offs, and $55 of consumer loan net charge-offs. Net charge-offs were $35 during the quarter ended June 30, 2004 and included $23 of consumer loan net charge-offs.

The provision for loan losses recorded during the six months ended June 30, 2005 was $135 compared to $(200) for the six months ended June 30, 2004. Net charge-offs were $446 during the six months ended June 30, 2005 and included $355 of commercial loan net charge-offs, $34 of residential mortgage loan net-charge-offs and $57 of consumer loan net charge-offs. Net recoveries of $229 were recorded during the six months ended June 30, 2004 and included $326 of commercial real estate loan net recoveries, partially offset by $89 of residential real estate net charge-offs and $45 consumer loan net charge-offs.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on our analysis of the collateral securing those loans. Specific allocations totaled $960 at June 30, 2005 compared to $1,336 at December 31, 2004. The decline is due to $378 of charge-offs and $123 of decreases in allocations due to improvements in expected repayments of certain loans partially offset by a $125 increase in allocations due to deteriorations in expected repayment of certain loans. Portions of the allowance are allocated to pools of loans, based upon a variety of factors including industry loss averages for similarly sized institutions, our own loss history, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. Total allocation to pools of loans was $1,219 at June 30, 2005 and was $1,155 at December 31, 2004. The increase is due to $210 additional allocation due to increases in balances partially offset by $146 in net charge-offs.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005
(Dollar amounts in thousands, except per share data)

Nonperforming loans at June 30, 2005 total $2,046 compared to $1,495 at December 31, 2004. The allowance for loan losses was 1.67% of gross loans at June 30, 2005 and was 90.61% of non-performing loans at that date.

Noninterest income

Noninterest income was $485 and $981 for the three and six months ended June 30, 2005 and included $118 and $194 of net gains on sales of loans held for sale. Comparatively, noninterest income was $546 and $990 for the three and six months ended June 30, 2004 and included $163 and $249 of net gains on sales of loans held for sale. The decrease in net gains on sales of loans held for sale is due to the higher residential mortgage interest rate environment in 2005 compared to 2004 creating a lower volume of mortgage loans originated. Other non-interest income declined to $46 for the three months ended June 30, 2005 from $108 for the three months ended June 30 2004 and declined to $100 for the six months ended June 30, 2005 from $196 for the six months ended June 30, 2004. The declines for both the three and six month periods primarily relate to lower gains on the sale of other real estate. Heartland recorded $0 of gain on the sale of other real estate for the three and six month periods ended June 30, 2005 compared to $41 and $89 recorded for the three and six month periods ended June 30, 2004.

Noninterest expense

Salaries and benefits expense was $1,000 and $1,964 for the three and six months ended June 30, 2005 compared to $1,027 and $2,074 for the three and six months ended June 30, 2004. The decrease in salaries and benefits expense is primarily due to the reduction of employees in the lending area and lower commissions paid to employees on mortgage loan sales. During the second quarter, the Bank hired a new senior lending officer and a new commercial lending officer. Accordingly, salary and benefit expense is expected to increase in the third quarter from that of the second quarter.

Professional fees were $128 for the three months ended June 30, 2005 compared to $157 for the three months ended June 30, 2004. The decrease was primarily due to legal fees associated with the registration of benefit plans and other corporate issues recorded in 2004 and not repeated in 2005. Professional fees were $297 for the six months ended June 30, 2005 compared to $240 for the six months ended June 30, 2004. The increase was primarily due to $74 of professional fees related to a terminated merger agreement recorded in the first quarter of 2005.

The remaining noninterest expenses during the three and six months ended June 30, 2005 and during the three and six months ended June 30, 2004 relate to various other items such as occupancy, data processing, printing, supplies, postage, advertising, insurance and training. The increase is primarily related to the increases in loans and deposits.

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005
(Dollar amounts in thousands, except per share data)

Income taxes were $134 and $291 for the three and six months ended June 30, 2005 compared to $168 and $359 for the same periods in 2004. The effective tax rate declined to 31.3% for the three months ended June 30, 2005 from 36.3% for the three months ended June 30, 2004. The effective tax rate declined to 32.4% for the six months ended June 30, 2005 from 35.8% for the six months ended June 30, 2004. The declines are due to higher non-taxable securities interest income and higher increase in cash surrender value of life insurance as a percentage of net income before taxes.

CAPITAL RESOURCES

Shareholders’ equity totaled $14,148 at June 30, 2005, compared to $13,506 at December 31, 2004. The change is attributable to the total comprehensive income for the six months ended June 30, 2005 and to $178 of additional paid in capital from the issuance of additional common shares as a result of exercised stock options by current and former employees. As of June 30, 2005, 1,411,446 shares of common stock were issued and outstanding. See Note 4 to the consolidated financial statements regarding regulatory capital.

Other borrowings increased by $7,000 to $11,000 at June 30, 2005 from $4,000 December 31, 2004 due to the addition of $5,000 in term repurchase agreements and $2,000 of additional FHLB advances. The repurchase agreements have a June 2010 maturity, are callable by the purchaser in June 2007 and interest at a rate of 3.55%. FHLB advances are also included in other borrowings and represent $2,000 of the overall increase. Of the additional $2,000 in FHLB advances, $1,000 matures February 28, 2006 and bears interest at a rate equivalent to the three month LIBOR plus .12%, and $1,000 matures June 2, 2008 and bears interest at a fixed rate of 4.04%.

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

(Continued)

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 30, 2005
(Dollar amounts in thousands, except per share data)

Heartland, the parent company of the Bank, expects in the long term to rely upon dividends from the Bank as the source of its funds to meet its obligations under the subordinated debentures that it has issued to its trust subsidiary. Heartland’s trust subsidiary relies upon the parent company’s payments of interest under the subordinated debentures as the sole source of its funds with which to pay distributions that accrue upon the $5,155 of preferred securities that have been issued by the trust. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland’s payment of interest to the trust on the subordinated debentures, and Heartland does not otherwise have sufficient funds at the parent company level to satisfy its obligations with respect to the subordinated debentures, Heartland’s trust subsidiary could elect to defer distributions on the trust preferred securities, which it may do without default under the indenture for a period not to exceed 20 consecutive quarters. At June 30, 2005, Heartland had sufficient liquid assets at the parent company level to pay interest due on the subordinated debentures during the remainder of 2005 without reliance upon dividends from the Bank.

Heartland expects to rely upon liquid assets of the parent company as its short-term source of funds to meet its obligations with respect to the subordinated debentures, and to rely upon dividends from the Bank as the primary long-term source of funds to meet such obligations.

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
JUNE 30, 2005
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

There was no change in Heartland’s internal control over financial reporting that occurred during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Heartland’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

Heartland convened its Annual Meeting of Shareholders on May 16, 2005. At the Annual Meeting, the shareholders elected as directors for an additional three-year term the two nominees proposed by the Board of Directors.

Nominee	Votes Cast for	Votes Withheld	Broker Non-votes

Steven L. Bechman	1,218,307	108,366	67,503
Gordon R. Dunn	1,222,548	104,125	67,503

The following members of the Board of Directors continued in office following the meeting for terms expiring at the annual meetings in the following years:

2006 – Sharon Acton, Jeffrey L. Goben, John Norton
2007 – Patrick Sherman, J. Michael Jarvis

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
PART II

Item 6 — Exhibits:

The exhibits listed on the Exhibit Index which immediately follows the signature page to this report are incorporated herein by reference.

HEARTLAND BANCSHARES, INC.
FORM 10-QSB
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 08/11/05 Date: 08/11/05	HEARTLAND BANCSHARES, INC. (Registrant) /s/ Steven L. Bechman Steven L. Bechman President and Chief Executive Officer /s/ Jeffery D. Joyce Jeffery D. Joyce Chief Financial Officer

EXHIBIT INDEX

Exhibit NO.	Description

3.1
Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")

3.2	First Addendum to Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000.

3.3	Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 to Heartland's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003.

4.1	Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent.

4.2
Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.

4.3
Terms of Series A Preferred Shares are included in the First Addendum to Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which is incorporated by reference to Exhibit 3.2 to this report.

31.1	Section 302 Certification for President and Chief Executive Officer

31.2	Section 302 Certification for Chief Financial Officer

32.1	Section 906 Certification for President and Chief Executive Officer

32.2	Section 906 Certification for Chief Financial Officer