Form 10QSB
period 2005-09-30
HEARTLAND BANCSHARES INC /IN/
filed 2005-11-14
CIK 1042905

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                        to                 .

Commission file number: 333-32245

Heartland Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

35-2017085 (I.R.S. Employer Identification Number)	Indiana (State or other jurisdiction of incorporation or organization)

420 North Morton Street, P.O. Box 469, Franklin, Indiana 46131

(Address of principal executive offices)

(317)738-3915

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 14, 2005, the latest practicable date, 1,411,895 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Cash and due from banks	$4,774	$5,771
Federal funds sold	7,570	6,250

Total cash and cash equivalents	12,344	12,021

Time deposits with other financial institutions	500	500
Securities available-for-sale	44,965	42,162
Loans held for sale	2,156	929
Loans, net of allowance of $2,131 and $2,491	124,873	121,848
Premises and equipment, net	2,232	2,354
Federal Home Loan Bank (FHLB) stock	675	667
Cash Surrender Value of Life Insurance	2,578	2,500
Accrued interest receivable and other assets	3,841	2,856

	$194,164	$185,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$20,660	$21,146
Interest-bearing demand and savings deposits	74,910	73,980
Interest-bearing time deposits	64,409	60,536

Total deposits	159,979	155,662
Repurchase agreements	4,608	6,474
Other borrowings	9,000	4,000
Subordinated debentures	5,155	5,155
Accrued interest payable and other liabilities	1,325	1,040

	180,067	172,331

Shareholders' equity
Common stock, no par value: 10,000,000 shares
authorized; 1,411,595 and 1,394,172 shares issued
and outstanding at September 30, 2005 and
December 31, 2004	1,412	1,394
Additional paid-in capital	11,521	11,361
Retained earnings	1,414	782
Accumulated other comprehensive income/(loss)	(250)	(31)

	14,097	13,506

	$194,164	$185,837

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income
Loans, including related fees	$2,297	$1,902	$6,538	$5,600
Securities:
Taxable	337	351	1,037	938
Non-taxable	78	53	186	136
Other	73	30	165	81

	2,785	2,336	7,926	6,755

Interest expense
Deposits	836	466	2,067	1,345
Short-term borrowings	27	8	66	23
Other borrowings	178	99	419	273

	1,041	573	2,552	1,641

Net interest income	1,744	1,763	5,374	5,114
Provision for loan losses	60	—	195	(200)

Net interest income after provision for loan losses	1,684	1,763	5,179	5,314

Noninterest income
Service charges and fees	247	176	694	523
Investment commissions	88	101	328	298
Gain on sale of securities, net	0	34	0	34
Gain on sale of loans, net	121	94	315	343
Other	63	50	163	246

	519	455	1,500	1,444

Noninterest expense
Salaries and employee benefits	984	993	2,947	3,067
Occupancy and equipment, net	193	183	561	550
Data processing	193	167	586	493
Professional fees	119	99	416	340
FDIC Insurance	5	17	28	48
Other	262	249	794	750

	1,756	1,708	5,332	5,248

Income before income taxes	447	510	1,347	1,510

Income tax expense	141	162	432	520

Net income	$306	$348	$915	$990

Basic earnings per share	$.22	$.25	$.65	$.71

Diluted earnings per share	$.21	$.24	$.63	$.69

Comprehensive income	$232	$834	$696	$864

See accompanying notes.

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2005 and 2004
(Dollar amounts in thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities
Net income	$915	$990
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	248	295
Gain on sale of securities, net	—	(34)
Origination of loans held for sale	(21,126)	(19,559)
Proceeds from sales of loans held for sale	20,214	20,809
Gain on sale of loans held for sale	(315)	(343)
(Gain)Loss on sale of other real estate	—	(89)
FHLB stock dividend	(8)	(22)
Provision for loan losses	195	(200)
Increase in cash surrender value of life insurance	(78)	(89)
Change in assets and liabilities:
Accrued interest receivable and other assets	126	(46)
Accrued interest payable and other liabilities	285	(9)

Net cash from operating activities	456	1,703

Cash flows from investing activities
Purchase of securities available-for-sale	(9,346)	(22,764)
Proceeds from sales, calls and maturities of
securities available-for-sale	6,154	16,223
Loans made to customers, net of payments collected	(4,673)	(10,952)
Proceeds from the sale of other real estate	463	1,721
Net purchases of property and equipment	(77)	(72)

Net cash from investing activities	(7,479)	(15,844)

Cash flows from financing activities
Net change in deposit accounts	4,317	20,997
Net change in short-term borrowings	(1,866)	(2,551)
Proceeds from other borrowings	8,000	3,000
Repayments of other borrowings	(3,000)	(2,000)
Issuance of common stock	178	—
Cash dividends	(283)	—

Net cash from financing activities	7,346	19,446

Net change in cash and cash equivalents	323	5,305

Cash and cash equivalents at beginning of period	12,021	10,717

Cash and cash equivalents at end of period	$12,344	$16,022

See accompanying notes.

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

SEPTEMBER 30, 2005

(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the nine month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$306	$348	$915	$990
Deduct: Stock-based
Compensation expense, net of
tax benefit, determined under
fair value based method	3	4	9	11

Pro forma net income	$303	$344	$906	$979

Basic earnings per share as reported	$.22	$.25	$.65	$.71
Pro forma basic earnings per Share	$.22	$.25	$.64	$.70
Diluted earnings per share as reported	$.21	$.24	$.63	$.69
Pro forma diluted earnings per share	$.21	$.24	$.62	$.68

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

SEPTEMBER 30, 2005

(Dollar amounts in thousands)

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

NOTE 3 - PER SHARE DATA

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding. The following illustrates the computation of diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Dilutive earnings per share
Net income	$306	$348	$915	$990

Weighted average shares outstanding	1,411,495	1,394,172	1,406,033	1,394,172
Dilutive effect of assumed exercise of stock options	45,425	49,228	46,355	41,295

Diluted average shares Outstanding	1,456,920	1,443,400	1,452,388	1,435,467

Diluted earnings per share	$.21	$.24	$.63	$.69

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

(Continued)

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Dollar amounts in thousands)

NOTE 4 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (Continued)

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

At September 30, 2005 and December 31, 2004, the capital levels of the Bank and the Corporation exceeded the minimum ratios required for capital adequacy purposes and the Bank was well-capitalized under the prompt corrective action regulations. Actual capital levels and minimum required levels were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005 - Bank
Total capital
(to risk weighted assets)	$19,955	14.64%	$10,902	8%	$13,628	10%
Tier 1 capital
(to risk weighted assets)	18,246	13.39	5,451	4	8,177	6
Tier 1 capital
(to average assets)	18,246	9.40	7,767	4	9,709	5

September 30, 2005 - Corporation
Total capital
(to risk weighted assets)	$21,057	15.43%	$10,920	8%	N/A
Tier 1 capital
(to risk weighted assets)	19,131	14.02	5,460	4	N/A
Tier 1 capital
(to average assets)	19,131	9.83	7,783	4	N/A

December 31, 2004 - Bank
Total capital
(to risk weighted assets)	$18,737	14.29%	$10,488	8%	$13,110	10%
Tier 1 capital
(to risk weighted assets)	17,088	13.04	5,244	4	7,866	6
Tier 1 capital
(to average assets)	17,088	8.93	7,652	4	9,564	5

December 31, 2004 - Corporation
Total capital
(to risk weighted assets)	$20,185	15.36%	$10,512	8%	N/A
Tier 1 capital
(to risk weighted assets)	18,048	13.74	5,256	4	N/A
Tier 1 capital
(to average assets)	18,048	9.42	7,666	4	N/A

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2005

(Dollar amounts in thousands, except per share data)

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion focuses on the financial condition at September 30, 2005 compared to December 31, 2004 and the results of operations for the three and nine month periods ended September 30, 2005 in comparison to the three and nine month periods ended September 30, 2004 of Heartland Bancshares, Inc. (Heartland).

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

MANAGEMENT OVERVIEW

During the quarter ended September 30, 2005, Heartland recorded a decline in net income compared to the quarter ended September 30, 2004 resulting from lower net interest income, higher provision expense and higher non-interest expenses. Heartland’s net interest income declined due to higher average rates paid on deposits and other interest bearing liabilities. Heartland’s provision for loan losses increased due to higher levels of net charge-offs and non-performing loans. Non-interest expenses increased due to higher professional fees, primarily related to collection expenses. During the quarter ended September 30, 2005, Heartland declared a $.20 per common share special cash dividend payable November 1, 2005.

(Continued)

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2005

(Dollar amounts in thousands, except per share data)

FINANCIAL CONDITION

Total assets at September 30, 2005 were $194,164, an increase of $8,327 or 4.48% from the December 31, 2004 total assets of $185,837.

Net loans were $124,873 at September 30, 2005, an increase of $3,025, or 2.48%, from the December 31, 2004 total of $121,848. Net loans increased as a result of new loan originations in excess of repayments on loans. New loan originations are influenced by loan demand and underwriting standards.

Securities available for sale increased $2,804 or 6.65% from $42,162 at December 31, 2004 to $44,966 at September 30, 2005. The increase was a result of the investment of cash inflows from increases in deposits in excess of increases of net loans and from other sources. Cash and cash equivalents increased by $323.

Total deposits increased $4,317 to $159,979 at September 30, 2005, or 2.77%, from $155,662 at December 31, 2004. During the nine months ended September 30, 2005, Heartland experienced an increase in time deposits as a result of more competitive rates paid by Heartland.

Short-term borrowings decreased by $1,866 from $6,474 at December 31, 2004 to $4,608 at September 30, 2005. Short-term borrowings consist of repurchase agreements at December 31, 2004 and September 30, 2005. The repurchase agreements operate on a daily sweep arrangement with a depositor’s checking account. Therefore the balances fluctuate daily.

Heartland’s total equity to total asset ratio was 7.26% at September 30, 2005 compared to 7.27% at December 31, 2004. The decrease was due to the increase in total assets and cash dividends declared during the nine months ended September 30, 2005, partially offset by total comprehensive income for the nine months ended September 30, 2005. Book value (shareholders’ equity) per common share of Heartland was $9.99 at September 30, 2005 compared to $9.69 at December 31, 2004. The change in book value per common share resulted from the total comprehensive income for the nine months ended September 30, 2005 partially offset by cash dividends declared during the nine months ended September 30, 2005.

(Continued)

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2005

(Dollar amounts in thousands, except per share data)

RESULTS OF OPERATIONS

Net Income

Heartland recorded net income of $306 for the three months ended September 30, 2005 compared to net income of $348 for the three months ended September 30, 2004. Heartland recorded net income of $915 for the nine months ended September 30, 2005 compared to net income of $990 for the nine months ended September 30, 2004. The change in net income for the three month period was primarily due to a $60 increase in provision for loan losses, a $19 decrease in net interest income and a $48 increase in noninterest expense, partially offset by a $64 increase in noninterest income and a $21 decrease in income tax expense. The change in net income for the nine month period was primarily due to a $395 increase in provision for loan losses, an $260 decrease in net interest income and a $84 increase in noninterest expense, partially offset by a $56 increase in noninterest income and a $88 decrease in income tax expense.

Interest Income

Interest income for the three months ended September 30, 2005 was $2,785 compared to $2,336 for the three months ended September 30, 2004. Interest income for the nine months ended September 30, 2005 was $7,926 compared to $6,755 for the nine months ended September 30, 2004. For the three month period, interest income increased $225 due to higher average interest rates on interest earning assets, including $201 due to higher average loan rates and $30 due to higher rates on other interest earning assets, partially offset by a $2 decline due to lower taxable securities interest rates and a $4 decline due to lower average non-taxable securities rates. Interest income increased $224 due to higher average balances of interest earning assets, including $194 due to higher average balances of loans, $29 due to higher average balance of non-taxable securities and $13 due to higher average balances of other interest earning assets partially offset by a $12 decrease due to lower average balances of taxable securities.

For the nine month period, interest income increased $237 due to higher average balances of interest earning assets, including $199 due to higher average balances of loans, $24 due to higher average balances of taxable securities and $16 due to higher average balances of non-taxable securities partially offset by a $2 decline due to lower average balances of other interest earning assets. Interest income increased $934 due to higher average interest rates on interest earning assets, including $739 due to higher average loan interest rates, $75 due to higher average rates on taxable securities, $34 due to higher average rates on non-taxable securities and $86 due to higher rates on other interest earning assets.

(Continued)

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2005

(Dollar amounts in thousands, except per share data)

Interest expense

Interest expense of $1,041 was incurred during the three months ended September 30, 2005 compared to interest expense during the three months ended September 30, 2004 of $573. Interest expense for the nine months ended September 30, 2005 was $2,552 compared to $1,641 for the nine months ended September 30, 2004. For the three month period, interest expense increased $89 due to higher average balances of interest bearing liabilities, including $6 due to higher average balances of transaction deposit accounts, $44 due to higher average balances of time deposits, $1 due to higher average balances of short-term borrowings and $38 due to higher average balances of other borrowings. Interest expense increased $379 due to higher average rates paid on interest bearing liabilities, including $163 due to higher average rates paid on transaction deposits, $157 due to higher average rates on time deposits, $19 due to higher average rates paid on short-term borrowings, $14 due to higher average rates paid on other borrowings and $26 due to higher average rates on subordinated debentures.

For the nine month period, interest expense increased $59 due to higher average balances of interest bearing liabilities, including $11 due to higher average balances of transaction deposits, $31 due to higher average balances of time deposits, $2 due to higher average balances of short term borrowings, and $15 due to higher average balances of other borrowings. Interest expense increased $852 due to higher average rates paid on interest bearing liabilities, including $335 due to higher average rates on transaction deposits, $344 due to higher average rates on time deposits, $41 due to higher average rates on short-term borrowings, $60 due to higher average rates on other borrowings and $72 due to higher average rates on subordinated debentures.

Net interest income

For the three months ended September 30, 2005 compared to the three months ended September 30, 2004, net interest income decreased $19, 5.82%, including a $154 decrease due to changes in average rates on interest earning assets and interest bearing liabilities partially offset by a $134 increase due to changes in average balances of interest earning assets and interest bearing liabilities. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, net interest income increased $260, 6.06%, including a $179 increase due to changes in average balances of interest earning assets and interest bearing liabilities and a $81 increase due to changes in average rates on interest earning assets and interest bearing liabilities.

(Continued)

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2005

(Dollar amounts in thousands, except per share data)

Provision for loan losses

The provision for loan losses recorded during the three months ended September 30, 2005 was $60 compared to $0 for the three months ended September 30, 2004. Net charge-offs were $109 during the quarter ended September 30, 2005 and included $115 of commercial real estate loans, and $12 of consumer loan net charge-offs partially offset by $12 of net recoveries of commercial and industrial loans and $6 of net recoveries of residential mortgage loans. The allowance was not entirely replenished for the net charge offs because some amounts had been previously anticipated and allocated in the allowance.

The provision for loan losses recorded during the nine months ended September 30, 2005 was $195 compared to $(200) for the nine months ended September 30, 2004. Net charge-offs were $555 during the nine months ended September 30, 2005 and included $470 of commercial real estate loans, $28 of residential mortgage loans and $69 of consumer loan net charge-offs partially offset by $12 net recoveries of commercial and industrial loans. The allowance was not replenished for the entire amount of net charge offs because some amounts had been previously anticipated and allocated in the allowance. During the nine months ended September 30, 2005, allocations of the allowance for loan losses to specific loans within the portfolio declined by $433 due to charge-offs of those loans and reductions in balances of those loans and allocations to groups of loans increased by $72 due to increases in the balances of those loans.

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

(Continued)

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2005

(Dollar amounts in thousands, except per share data)

Noninterest income

Noninterest income was $519 and $1,500 for the three and nine months ended September 30, 2005 and included $121 and $315 of net gains on sales of loans held for sale. Comparatively, non-interest income was $455 and $1,444 for the three and nine months ended September 30, 2004 and included $94 and $343 of net gains on sales of loans held for sale. Other noninterest income was $63 and $163 for the three and nine months ended September 30, 2005 compared to $50 and $246 for the three and nine months ended September 30, 2004. Other noninterest income includes gain on sale of real estate, which was $0 and $0 for the three and nine months ended September 30, 2005 compared to $0 and $89 for the three and nine months ended September 30, 2004.

Noninterest expense

Salaries and benefits expense was $984 and $2,947 for the three and nine months ended September 30, 2005 compared to $993 and $3,067 for the three and nine months ended September 30, 2004. The decrease in salaries and benefits expense is due to lower commissions paid to employees on mortgage loan sales and the reduction of employees in the lending area.

Net occupancy expense was $193 and $561 for the three and nine months ended September 30, 2005 compared to $183 and $550 for the three and nine months ended September 30, 2004. The increases were primarily due to higher lease expense associated with the existing leased branch facilities and higher real estate taxes on owned facilities.

Data processing expense was $193 and $586 for the three and nine months ended September 30, 2005 compared to $167 and $493 for the three and nine months ended September 30, 2004. The increase was primarily due to higher volumes of loan and deposit accounts and related transactions within those accounts.

Professional fees were $119 and $416 for the three and nine months ended September 30, 2005 compared to $99 and $340 for the three and nine months ended September 30, 2004. The increases were primarily due to higher legal fees associated with loan collections.

FDIC insurance was $5 and $28 for the three and nine months ended September 30, 2005 compared to $17 and $48 for the three and nine months ended September 30, 2004. The decreases were primarily due to improvement of the Bank’s risk assessment by the FDIC effective April 1, 2005.

(Continued)

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2005

(Dollar amounts in thousands, except per share data)

The other noninterest expenses during the three and nine months ended September 30, 2005 and during the three and nine months ended September 30, 2004 relate to various other items such as printing, supplies, postage, advertising, insurance and training. The increase is primarily related to the higher expenses related to other real estate owned and loans in default.

Income taxes

Income tax expense was $141 and $432 for the three and nine months ended September 30, 2005 compared to $162 and $520 for the three and nine months ended September 30, 2004. The effective tax rate for the three and nine months ended September 30, 2005 was 31.54% and 32.07% compared to 31.76% and 34.43% for the three and nine months ended September 30, 2004. The effective tax rate for the three and nine months ended September 30, 2005 was lower than the effective tax rate for the same periods in 2004 due to the higher percentage of income before income taxes comprised of non-taxable income. Non-taxable income represented 23.49% and 19.52% of income before income taxes for the three and nine months ended September 30, 2005 compared to 16.86% and 14.90% for the three and nine months ended September 30, 2004.

CAPITAL RESOURCES

Shareholders’ equity totaled $14,097 at September 30, 2005, compared to $13,506 at December 31, 2004. The change is attributable to $696 of total comprehensive income for the nine months ended September 30, 2005 and $178 of proceeds from the issuance of common stock, partially offset by $283 of cash dividends declared. See Note 4 to the consolidated financial statements regarding regulatory capital.

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

(Continued)

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEPTEMBER 30, 2005

Heartland, the parent company of the Bank, expects in the long term to rely upon dividends from the Bank as the source of its funds to meet its obligations under the $5,155 subordinated debentures. If the Bank cannot lawfully or prudently pay dividends to Heartland for the purpose of Heartland’s payment of distributions on its subordinated debentures, and Heartland does not otherwise have sufficient funds at the parent company level to satisfy its obligations with respect to the subordinated debentures, Heartland would be required to defer distributions on the subordinated debentures (which Heartland may do without default under the indenture for a period not to exceed 20 consecutive quarters) or obtain alternative sources of funds to satisfy its obligations. At September 30, 2005, Heartland had sufficient liquid assets at the parent company level to pay interest due on the subordinated debentures during the remainder of 2005 and 2006 without reliance upon dividends from the Bank.

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

SEPTEMBER 30, 2005

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

There was no change in Heartland’s internal control over financial reporting that occurred during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Heartland’s internal control over financial reporting.

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth information regarding Heartland's purchases of its common shares during each of the three months ended September 30, 2005.

Period	Total Number Of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

7/1/05 — 7/31/05	—		—	—	—
8/1/05 — 8/31/05	315	(1)	13.35	—	—
9/1/05 — 9/30/05	—		—	—	—

	315		$13.35	—	—

(1) During August 2005, the 315 purchased shares were acquired by Heartland from one or more persons (“optionees”) who held options to acquire Heartland's common shares under one or more of its employee stock option plans (“Plans”) in connection with the exercises by such optionees of their options during August 2005. Under the terms of the Plans, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to Heartland common shares that the optionees may already own, subject to certain conditions. Heartland is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index which immediately follows the signature page to this report are incorporated herein by reference.

HEARTLAND BANCSHARES, INC.

FORM 10-QSB

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 11/14/05 Date: 11/14/05	HEARTLAND BANCSHARES, INC. (Registrant) /s/ Steven L. Bechman Steven L. Bechman President and Chief Executive Officer /s/ Jeffery D. Joyce Jeffery D. Joyce Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 in the Registration Statement Form SB-2, filed July 28, 1997, as amended, ("Form SB-2")

3.2

Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which are incorporated by reference to Exhibit 3.2 to Heartland's Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 2005.

3.3	Amended and Restated Bylaws of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.2 to Heartland's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003.
4.1

Rights Agreement dated as of June 23, 2000 between Heartland Bancshares, Inc., and Heartland Community Bank, as Rights Agent, which are incorporated by reference to Exhibit 4.1 to Heartland's Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 2005.

4.2

Terms of Common Shares and Preferred Shares are included in the Amended and Restated Articles of Incorporation of Heartland Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, filed July 28, 1997, as amended.

4.3

Terms of Series A Preferred Shares are included in the Articles of Amendment of Articles of Incorporation of Heartland Bancshares, Inc., as filed with the Indiana Secretary of State on June 27, 2000, which is incorporated by reference to Exhibit 3.2 to Heartland's Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 2005.

31.1	Section 302 Certification for President and Chief Executive Officer
31.2	Section 302 Certification for Chief Financial Officer
32.1	Section 906 Certification for President and Chief Executive Officer
32.2	Section 906 Certification for Chief Financial Officer